Form 10-Q
period 2008-03-31
Powergae, Inc.
filed 2008-05-14
CIK 1426530

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

Commission File No. 0-52556

POWERGAE, INC.

(Name of small business issuer as specified in its charter)

Nevada	26-1478549
State of Incorporation	IRS Employer Identification No.

2 East Congress St., Suite 900

Tucson, AZ 85701

(Address of principal executive offices)

(480) 304-5624

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non–Accelerated filer  ☐    Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008
Common stock, $0.001 par value	15,125,000

POWERGAE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008

PART I

FINANCIAL INFORMATION PAGE

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

POWER GAE, INC.

( A Development Stage Company)

BALANCE SHEET

MARCH 31, 2008

(Unaudited)

March 31, 2008
ASSETS
Current Assets
Cash	16,053
Pre-paid Expenses

Total Assets	16,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—

Total Liabilities	—

Stockholders’ Equity (Deficit)

Common Stock, $0.0001 par value, 75,000,000 shares authorized, 15,125,000 shares issued and outstanding	15,125
Additional Paid in Capital	44,375
Deficit Accumulated During Development Stage	(43,447)

Total Stockholders’ Equity	16,053
Total liabilities and stockholders’ equity	$16,053

The accompanying notes are an integral part of these statements

POWER GAE, INC.

( A Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

March 31, 2008
Revenue:
Revenue	$—
Total Revenue	—

Expenses:
General and Administrative	433
Transfer Agents fees	1,520
Bank Charges	94
Consulting, Legal and Accounting	17,000

Total expenses	19,047

Loss from Operations	(19,047)

Other Income (Expenses)
Other Income (Expenses)	—

Total other income (expenses)	—

Loss before income taxes	(19,047)

Provision for income taxes	—

Net loss	$(19,047)

Basic and Diluted Earnings (Loss) per Share	$(0.01)

Weighted Average Number of Common Shares	15,052,350

The accompanying notes are an integral part of these statements

POWER GAE, INC.

( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(From September 6, 2007 (Inception) through March 31, 2008)

(Unaudited)

	Issue Date	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Equity
		Shares	Amount
Common Shares issued to Founders at $0.001 per Share	15-Dec-07	12,000,000	$12,000	$—	$—	$12,000
Common Stock issued for cash at $0.0020 per Share	15-Dec-07	1,625,000	1,625	30,875		32,500
Net (Loss) for period					(24,400)	(24,400)

Balance, December 31, 2007		13,625,000	$13,625	$30,875	$(24,400)	$20,100

Common Stock issued for cash at $0.010 per Share	15-Jan-08	1,500,000	1,500	13,500		15,000
Net (Loss) for period					(19,047)	(19,047)

Balance, March 31, 2008		15,125,000	$15,125	$44,375	$(43,447)	$(16,053)

The accompanying notes are an integral part of these statements

POWER GAE, INC.

( A Development Stage Company)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

March 31, 2008
Operating Activities:
Net income (loss)	$(19,047)
Significant Non-Cash Transactions
Stock issued for founders services

Net cash provided by (used in) operating activities	(19,047)

Investing Activities:
(Purchases)/disposal of equipment	—

Cash (used) in investing activities	—

Financing Activities:
Proceeds from the sale of Stock	15,000

Net cash provided by (used in) financing activities	15,000

Net increase (decrease) in cash and cash equivalents	(4,047)
Cash and cash equivalents at beginning of the period	20,100

Cash and cash equivalents at end of the period	$16,053

Supplemental Information:
Interest	$—
Taxes	$—
Non-cash transactions:
Stock Issued for Services

The accompanying notes are an integral part of these statements

POWERGAE, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

PowerGae, Inc. (“the Company”) was organized in the State of Nevada on September 6, 2007. The Company is based in Falls Church, Virginia.

The Company is in its development stage and will construct and operate bio-diesel production facilities and market bio-diesel through existing petroleum manufacturers and distributors. The source of the Company’s production of bio-diesel is algae grown in unique bioreactors allowing for algae growth under less than ideal natural light or heat and therefore a secure supply of bio-diesel. The Company expects that its development of production and distribution technologies will secure its position as a leader in the rapidly growing alternative fuel market.

The Company provides its own Research and Development in algae growth and bio-diesel production technologies in collaboration with leading authorities in the Ukraine.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company uses a December 31 year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of March 31, 2008 there were no cash equivalents.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company’s planned principal operations have not fully commenced.

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from of $19,047 in the quarter ended March 31, 2008 and net losses of $43,447 since inception.

Losses are expected to continue for the immediate future. In addition, the Company’s cash flow requirements have been met by the generation of capital through private placements of the Company’s common stock and loans. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. However; the company is in process of following through with its business plan with sufficient capital at present to meet its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet it’s obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to generate revenues.

NOTE 4. PROVISION FOR INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax. The provision for income taxes consists of the state minimum tax imposed on corporations.

NOTE 5. STOCKHOLDERS EQUITY

The Company is authorized 75,000,000 common shares with a $0.001 par value. As of December 31, 2007, 13,625,000 shares were outstanding.

On December 15, 2007, the Company issued 10,000,000 shares of common stock at the par value of $0.001 per share to Andrew Kovalenko the CEO and a Founder of the Powergae Inc.

On December 15, 2007, the Company issued 2,000,000 shares of common stock at the par value of $0.001 per share to Dmitriy V. Dobroshtan the CTO and a Founder of the Powergae Inc.

On December 15, 2007, the Company issued 1,625,000 restricted shares of common stock for $32,500 cash or $0.02 per share.

On January 30, 2008, the Company issued 1,500,000 restricted shares of common stock for $15,000 cash or $0.01 per share.

NOTE 6. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) 155-157 and their effect on the Company.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-SB for the year ended September 30, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this S-1, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.

BUSINESS MODEL

1.	Creating a network of algal oil production plants in the vicinity of large biodiesel consumers such as Metropolitan Statistical Areas (MSAs) or Metropolitan Statistical Areas (CMSAs), etc. by entering into agreements with existing CO2 mass producers such as breweries, waste water treatment centers, power plants, and similar facilities that tend to be concentrated in the same areas. The algae growing plants should be located very close to CO2 sources to significantly reduce the transportation cost of main raw materials to our plants. Additional revenue can be derived from carbon dioxide sequestration and processing of industrial and domestic effluents to reduce organic residues.

2.	The first stage of the project involves construction of a pilot Algae production Plant. The equipment cost for such a facility is estimated to be $850,000 with an additional allowance of $150,000 for site preparation. The plant will have annual capacity of 93 000 gallons of algal oil per year, thus generating annual revenue of approximately $1,435,000 resulting from the sales of both algal oil and press cake. At the later stages of the project, the pilot plant will be used as a R&D facility. The subsequent production plants will have annual capacities of up to 30 million gallons of biodiesel.

We held preliminary discussions with several CO2 mass producers in the United States to place our pilot plant. A final plant placement decision will take about 6 months. Management believes that average delivery time from manufacturer of the plant equipment is about 6-12 months. Construction of a plant will take about 6 months. Ordering equipment for the plant will be placed right after receipt of the investments.

Thus, the total time from the start of the financing to the launch of production estimated at 1.5 to 2 years.

3.	At the first stage we plan to convert the produced algal oil to biodiesel using tolling agreements with existing biodiesel plants (whereby we provide algal oil to the Biodiesel Plant to process into biodiesel, and pay a fixed price per gallon for such processing). Such processing fee per gallon would be significantly lower than the wholesale price: typically, the processing fee is comparable to the difference between the price of biodiesel and the cost of feedstock oil.) Using tolling agreements will reduce investment requirements and mitigate risk.

4.	Concluding agreements with existing petroleum distributors that will give the distributor the preferential right to use our product in their respective distribution area. The product that is sold to the end consumer is usually B20, a blend of 20% biodiesel and 80% petroleum diesel.

PLAN OF OPERATION

We plan to raise additional funds through joint venture partnerships, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. We will need financing within 12 months to execute our business plan.

We have not developed our own proprietary technology.

Our business will encompass development activities culminating in the construction and long-term operation of biofuel production biorefineries. As such, we are currently in the development-stage of finding suitable locations and deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into biofuel fuels.

For the next 12 months, our Plan of Operations is as follows:

•

We plan to tap into diesel fuel market by placing our Algae production Plants in Metropolitan Statistical Areas (MSAs) or Metropolitan Statistical Areas (CMSAs). There are currently 261 MSAs and 19 CMSAs in the United States. These have a minimum population of 250,000 residents, with some, such as New York, Los Angeles and Chicago, having substantially more.

Main stages of the project:

•	First Stage (first 24 months). Site location for the first Algae production Plant according to the aforementioned requirements. Concluding agreements with CO2 suppliers and biodiesel distributors.

•	Second stage: Strategic planning based on the experience obtained from the deployment of the pilot Algae production Plant:

•	Improving the algae farming and processing technologies,

•	Starting production of additional algae-based products,

•	Deployment of Algae production and Biodiesel Plant network.

•	The second stage will require additional capitalization to provide working capital and marketing funds to support our expanding operations.

RECENT DEVELOPMENTS

We have an agreement with the Institute of the Biology of the Southern Seas (IBSS) from Ukraine on joint “algae industrial growing” research project. Currently, we selected the engineering staff for conducting our Research and Development project.

Major ongoing Tasks:

•	seeking for business partners,

•	seeking for investors,

•	choose the right location for our pilot plant placement.

RESULTS OF OPERATIONS

Results of Operations for the quarter ended March 31, 2008.

The Company had zero revenues for the quarter ended March 31, 2008.

Operating Expenses for the quarter ended March 31, 2008.

The Company had operating expenses of $19,047 for the quarter ended March 31, 2008.

Other Expense from for the quarter ended March 31, 2008.

The Company had other expenses of zero for the quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We believe the proceeds from private placements and the reserves will generate sufficient cash in assisting with the operating needs of the Company. The Company is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses.

During the twelve months ended December 31, 2007, proceeds of approximately $30,875 were received from the sale of securities in connection with various private placements.

During the quarter ended March 31, 2008, proceeds of approximately $13,500 were received from the sale of securities in connection with various private placements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) UNDER THE GUIDANCE IN ARB 43, Chapter 4, “inventory Pricing” Paragraph 5 of ARB 42, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal a to require treatment as current period charges...”

This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company intends to implement the above effective January 1, 2008.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66,

“Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. The Company is not impacted by this pronouncement.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The Company is in the process of reviewing this pronouncement and will implement this pronouncement effective January 1, 2008, where applicable.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for the first interim or annual reporting period of the company’s first fiscal year that begins on or after June 15, 2005. The new standard will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations and earnings per share.

The Company has requested the Compensation Committee to review the impact of this pronouncement and to review the costs of stock options, restricted stock and other incentive-equity based programs to align management and its employees with the shareholders’ interests. The Company will implement this pronouncement effective January 1, 2008.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management are reviewing SAB 107 in conjunction with its review of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS—AN INTERPRETATION OF FASB STATEMENT NO. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 was utilized for the restatement of the beneficial conversion feature for the year ended December 31, 2004.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No.157 (SFAS 157), “FAIR VALUE MEASUREMENTS” which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT TO SFAS 115.” SFAS No. 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. In addition, SFAS 159 includes an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “NONCONTROLLING INTERESTS IN FINANCIAL STATEMENTS—AN AMENDMENT OF ARB NO.51”. SFAS 160 is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and entities to provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have an effect our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ADDITIONAL INFORMATION

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company except with threatened litigation in regard to unpaid debt obligations, and one employee claiming unlawful termination. No actions regarding the unpaid debt have been initiated as of this date. The Company also believes that the wrongful termination suit has no merit. There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A - Risk Factors

WE WILL BE A “SHELL” COMPANY AND OUR SHARES WILL SUBJECT TO RESTRICTIONS ON RESALE.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a “shell company,” we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

WE WILL INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY, WHICH COULD AFFECT OUR PROFITABILITY AND OPERATING RESULTS.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Nasdaq National Market and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We expect to spend between $50,000 to $100,000 in legal and accounting expenses annually to comply with Sarbanes-Oxley. These costs could affect profitability and our results of operations. The cost of these activities will be paid out of this offering.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING TO CONSTRUCT AND OPERATE OUR BIOREFINERY PROJECTS AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

We will be relying on additional financing and funding from such sources as The Energy Policy Act grants and loan guarantee programs. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

OUR ALGAE-TO-BIOFUEL TECHNOLOGIES ARE UNPROVEN ON A LARGE-SCALE COMMERCIAL BASIS AND PERFORMANCE COULD FAIL TO MEET PROJECTIONS, WHICH COULD RENDER US WORTHLESS.

While production of biofuel from corn, sugars and starches is a mature technology, newer technologies for production of biofuel from Algae have not been built at large commercial scales The technologies being pursued by us for biofuel production from algae have not been demonstrated on a commercial scale. All of the tests conducted to date by us with respect to our technologies have been performed on limited quantities of algae, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization, if that is possible. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or at all.

THE COMPANY CURRENTLY RELIES UPON TRADE SECRET LAWS TO PROTECT PROPRIETARY RIGHTS IN ITS TECHNOLOGIES.

Despite the precautions, under trade secret laws, it may be possible for a third party to copy or otherwise obtain and use the Company’s biofuel technology without authorization. In addition, the laws of various countries in which the Company’s biofuel may be sold may not protect the Company’s intellectual property rights to the same extent as the laws of the United States. Because the biofuel industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new biofuel product developments, frequent biofuel product enhancements, and recognition are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology. There can be no assurance that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology.

INFRINGEMENT CLAIMS REGARDING OUR INTELLECTUAL PROPERTY MAY HARM OUR BUSINESS.

The technology may unintentionally infringe upon the intellectual property rights of others despite our best efforts to ensure that this does not occur. It is therefore possible that others will bring lawsuits against us claiming that we have infringed on their rights. Such lawsuits could be expensive to defend and cause us to stop publishing certain games or require us to license the proprietary rights of third parties.

OUR SUCCESS DEPENDS UPON OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, MR. KOVALENKO AND OUR CHIEF TECHNOLOGY OFFICER , MR. DOBROSHTAN .

We believe that our success will depend to a significant extent upon the efforts and abilities of (i) Mr. Kovalenko, our Chairman and Chief Executive Officer, due to his contacts in the biodiesel and algae production industries and his overall insight into our business, and (ii) Mr. Dobroshtan, our Chief Technology Officer for his technical and engineering expertise, including his familiarity with technology behind biodiesel industry. Our failure to retain Mr. Kovalenko or Mr. Dobroshtan, or to attract and retain additional qualified personnel, could adversely affect our operations. We do not currently carry key-man life insurance on any of our officers.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On January 30, 2008, the Company issued 1,500,000 restricted shares of common stock for $15,000 cash or $0.01 per share. There were no other changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008	By:	/s/ Andrew Kovalenko
Andrew Kovalenko
Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.