Form 10-Q/A
period 2008-03-31
Powergae, Inc.
filed 2008-06-13
CIK 1426530

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q is being filed for the following purpose: Moore & Associates Chartered, an independent registered public accounting firm, did not complete their review of the Quarterly Report on Form 10-Q prior to its filing. While there are no material changes to this report, the Company is filing this amendment to comply with the requirement that the independent registered public accounting firm complete its review. In all other material respects, this amended Quarterly Report on Form 10-Q is unchanged from the Quarterly Report on Form 10-Q filed by the Company on May 14, 2008.

POWERGAE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008

PART I

FINANCIAL INFORMATION PAGE

POWER GAE, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Current Assets
Cash	16,053	$20,100

Total Assets	16,053	$20,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$—	$—

Total Liabilities	—	—

Stockholders’ Equity (Deficit)
Common Stock, 75,000,000 shares authorized at $0.001 par value, 15,125,000 and 13,625,000 shares issued and outstanding, respectively	$15,125	$13,625
Additional Paid in Capital	44,375	30,875

Deficit Accumulated During Development Stage	(43,447)	(24,400)

Total Stockholders’ Equity	16,053	20,100

Total liabilities and stockholders’ equity	$16,053	$20,100

The accompanying notes are an integral part of these statements

POWER GAE, INC.

(A Development Stage Company)

STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31, 2008	From Inception September 6, through December 31, 2007
Revenue:
Revenue	$—	$—

Total Revenue	—	—

Expenses:
General and Administrative	2,047	11,900
Consulting, Legal and Accounting	17,000	12,500

Total expenses	19,047	24,400

Loss before income taxes	19,047	24,400

Provision for income taxes	—	—

Net loss	$19,047	$24,400

Basic and Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares	15,052,350	13,625,000

The accompanying notes are an integral part of these statements

POWER GAE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2008	From Inception September 6, through December 31, 2007
Operating Activities:
Net income (loss)	$(19,047)	$(24,400)

Stock issued for services		11,900

Net cash provided by (used in) operating activities	(19,047)	(12,500)

Investing Activities:
(Purchases)/disposal of equipment	—	—

Cash (used) in investing activities	—	—

Financing Activities:
Proceeds from the sale of Stock	15,000	32,600

Net cash provided by (used in) financing activities	15,000	32,600

Net increase (decrease) in cash and cash equivalents	(4,047)	20,100
Cash and cash equivalents at beginning of the period	20,100	—

Cash and cash equivalents at end of the period	$16,053	$20,100

Supplemental Information:
Interest	$—	$—
Taxes	$—	$—
Non-cash transactions:
Stock Issued for Services		11,900

The accompanying notes are an integral part of these statements

PART I – FINANCIAL INFORMATION

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to March 31, 2008 of $43,447.

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

On December 15, 2007, the Company issued 2,000,000 shares of common stock at the par value of $0.001 per share to Dmitriy V. Dobroshtan the CTO and a Founder of the Powergae Inc

On December 15, 2007, the Company issued 1,625,000 restricted shares of common stock for $32,500 cash or $0.02 per share.

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

RESULTS OF OPERATIONS

Results of Operations from Inception (September 6, 2007) through December 31, 2007 and for the quarter ended March 31, 2008.

The Company had zero revenues from Inception (September 6, 2007) through December 31, 2007 and for the quarter ended March 31, 2008.

Operating Expenses from Inception (September 6, 2007) through December 31, 2007 and for the quarter ended March 31, 2008.

The Company had operating expenses of $ 24,400 from Inception (September 6, 2007) through December 31, 2007 and an additional $19,047 for the quarter ended March 31, 2008. The primary reason for the increase in operations was due to General and Administrative Expense of $ 11,900 and professional expense of $ 12,500. from Inception (September 6, 2007) through December 31, 2007 and $17,000 and professional expense for the quarter ended March 31, 2008.

Other Expense from Inception (September 6, 2007) through December 31, 2007 and for the quarter ended March 31, 2008.

The Company had other expenses of zero from Inception (September 6, 2007) through December 31, 2007 and for the quarter ended March 31, 2008.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), “FAIR VALUE MEASUREMENTS” which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 157 on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “NONCONTROLLING INTERESTS IN FINANCIAL STATEMENTS—AN AMENDMENT OF ARB NO. 51”. SFAS 160 is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and entities to provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have an effect our financial statements.

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

OUR SUCCESS DEPENDS UPON OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, MR. KOVALENKO AND OUR CHIEF TECHNOLOGY OFFICER, MR. DOBROSHTAN.

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

This Amended Quarterly Report on Form 10-Q is being filed for the following purpose: Moore & Associates Chartered, an independent registered public accounting firm, did not complete their review of the Quarterly Report on Form 10-Q prior to its filing. While there are no material changes to this report, the Company is filing this amendment to comply with the requirement that the independent registered public accounting firm complete its review. In all other material respects, this amended Quarterly Report on Form 10-Q is unchanged from the Quarterly Report on Form 10-Q filed by the Company on May 14, 2008.

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

Date: June 13, 2008	By:	/s/ Andrew Kovalenko
Andrew Kovalenko
Chairman, President Chief Executive Officer (Principle Executive Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.