Form 10-Q
period 2008-06-30
Powergae, Inc.
filed 2008-08-05
CIK 1426530

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008
Common stock, $0.001 par value	15,125,000

POWERGAE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

PART I

FINANCIAL INFORMATION

POWERGAE, INC.

(A Development Stage Company)

BALANCE SHEETS

	For the Six Months Ended June 30, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
Current Assets
Cash	$9,485	$20,100

Total Assets	$9,485	$20,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—

Total Liabilities	$—	$—

Stockholders’ Equity (Deficit)
Common Stock, 75,000,000 shares authorized at $0.001 par value, 15,125,000 and 13,625,000 shares issued and outstanding, respectively	$15,125	$13,625
Additional Paid in Capital	44,375	30,875
Deficit Accumulated During Development Stage	(50,015)	(24,400)

Total Stockholders’ Equity	9,485	20,100
Total liabilities and stockholders’ equity	$9,485	$20,100

The accompanying notes are an integral part of these statements

POWERGAE, INC.

(A Development Stage Company)

STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	From Inception September 6, through June 30, 2008
Revenue:
Revenue	$—	$—	$—

Total Revenue	—	—	—

Expenses:
General and Administrative	2,568	4,615	16,515
Consulting, Legal and Accounting	4,000	21,000	33,500

Total expenses	6,568	25,615	50,015

Loss before income taxes	6,568	25,615	50,015
Provision for income taxes	—	—

Net loss	$6,568	$25,615	$50,015

Basic and Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares	15,052,350	15,052,350

The accompanying notes are an integral part of these statements

POWERGAE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	From Inception September 6, through June 30, 2008
Operating Activities:
Net income (loss)	$(6,568)	$(25,615)	$(50,015)
Stock issued for services			11,900

Net cash provided by (used in) operating activities	(6,568)	(25,615)	(38,115)

Investing Activities:
(Purchases)/disposal of equipment	—	—	—

Cash (used) in investing activities	—	—	—

Financing Activities:
Proceeds from the sale of Stock	—	15,000	47,600

Net cash provided by (used in) financing activities	—	15,000	47,600

Net increase (decrease) in cash and cash equivalents	(6,568)	(10,615)	9,485
Cash and cash equivalents at beginning of the period	16,053	20,100	—

Cash and cash equivalents at end of the period	$9,485	$9,485	$9,485

Supplemental Information:
Interest	$—	$—	$—

Taxes	$—	$—	$—

Non-cash transactions:
Stock Issued for Services			11,900

The accompanying notes are an integral part of these statements

POWERGAE, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of June 30, 2008 there were no cash equivalents.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to June 30, 2008 of $50,015.

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

Major ongoing Tasks:

—	seeking for business partners,

—	seeking for investors,

—	choose the right location for our pilot plant placement.

RESULTS OF OPERATIONS

Results of Operations for the quarter ended June 30, 2008.

The Company generated no revenues for the quarter ended June 30, 2008.

Operating Expenses for the quarter ended June 30, 2008.

The Company had operating expenses of $6,568 for the quarter ended June 30, 2008.

Other Expense from for the quarter ended June 30, 2008.

The Company had no other expenses for the quarter ended June 30, 2008.

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

ADDITIONAL INFORMATION

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

ITEM 1A - Risk Factors

WE ARE A “SHELL” COMPANY AND OUR SHARES ARE SUBJECT TO RESTRICTIONS ON RESALE.

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

WE INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY, WHICH COULD AFFECT OUR PROFITABILITY AND OPERATING RESULTS.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Nasdaq National Market and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no other changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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

Date: August 4, 2008	By:	/s/ Andrew Kovalenko
Andrew Kovalenko
Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.