Form 10-K
period 2008-12-31
Powergae, Inc.
filed 2009-03-24
CIK 1426530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A .

Commission File No. 0-52556

PowerGae, Inc. (Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1478549 (I.R.S. Employer Identification No.)

2 East Congress St., Suite 900 Tucson, AZ 85701 (Address of Principal Executive Offices)

Copies of communications to:
JOSEPH I. EMAS 1224 WASHINGTON AVENUE MIAMI BEACH, FLORIDA 33139 TELEPHONE NO.: (305) 531-1174 FACSIMILE NO.: (305) 531-1274

Registrant's Telephone Number, including area code: (480) 304-5624

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 per Share (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.02 the price of the last private placement of common equity:  $34,500.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 15,225,000 issued and outstanding as of March 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PowerGae Inc.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

<INDEX>

PART I

ITEM 1.  BUSINESS

PowerGae, Inc. was incorporated in Nevada on September 6, 2007 with the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors. The central concept of PowerGae, Inc. is making the production of biodiesel independent of its traditional sources such as soy bean, rape, sunflower seed or palm oil. The oil consumed by our biodiesel plants will be produced from algae grown in special bioreactors. The use of bioreactors will secure adequate supply of oil even under insufficient lighting or heating. To achieve our objectives, we plan to use commercial equipment sourced from the leading world suppliers. This modern, highly efficient equipment will allow the production of biodiesel fully confirming to American and European quality standards.

Our in-house R&D program provides ongoing refinements for existing production technologies. The Company has an active collaboration with the Institute of Biology of the Southern Seas of the National Academy of Sciences of Ukraine, the foremost authority in the field of algae farming.

Our team consists of specialists working in the field of biodiesel production as economic, technical and marketing consultants. Our experience includes design and construction of biodiesel production facilities with annual output from 20 to 100 thousands of gallons. We started our business with a vision of improved production technology and streamlined distribution of biodiesel in the rapidly growing alternative fuel market.

INDUSTRY BACKGROUND

The biofuels industry in North America is already booming due to government support and environmental concerns. Recent research by global growth consultancy Frost & Sullivan, estimates that the industry will continue to grow at a rate of between 20 and 22 per cent per annum for the next few years 1.

Biodiesel is a nontoxic and biodegradable substitute and supplement for petroleum diesel. The blends of 20% biodiesel to 80% petroleum (known as B20), biodiesel can substantially reduce the emission levels and toxicity of diesel exhaust. Biodiesel is designated under federal law as an alternative fuel and is registered with the US Environmental Protection Agency as a fuel and fuel additive. It can be used in any diesel engine, without the need for mechanical alterations, and is compatible with the existing petroleum distribution infrastructure.

Standards for biodiesel intended to be used as a transportation fuel have been approved by the American Society for Testing and Materials (ASTM6571-02), an organization composed of technical experts from most major engine manufacturers, petroleum companies and other interested parties. As a result, biodiesel is recognized and accepted by most major manufacturers.

The USA market of on-road transportation petroleum diesel is over 37 billion gallons. Petroleum diesel markets have continued to demand increasing prices with uncertain supplies.

In Europe, biodiesel represents 2% of total on-road transportation fuel consumption and is expected to reach 6% by 2010. The total biodiesel being sold in the U.S. amounts to less than 1% of all on-road diesel consumption in 2006. In the U.S. there are currently over fifty new, larger-scale plants are in construction and are expected to come online between 2007 and 2008.

<INDEX>

The Energy Policy Act of 1992 was designed to reduce our dependence upon foreign oil (which has now grown to over 50% dependence) with domestically produced, environmentally friendly alternative fuels. These fuels are specifically designated under law and include natural gas, propane, ethanol, methanol, hydrogen, electricity, and biodiesel. Unlike most other alternative fuels, biodiesel can be used by any existing engine without the need for costly infrastructure modifications to the vehicle, fueling stations and maintenance facilities. The inclusion of biodiesel as a designated alternative fuel was formalized in June of 2001 with the signature of President George W. Bush. As a result, vehicle fleets currently required to purchase light duty alternative fueled vehicles under the Energy Policy Act of 1992 will now be allowed to purchase biodiesel fuel as an alternative.

The legislative directive now awards one AFV credit for each 450 gallons of B100 used in blends of at least 20% or higher.

The by-product of algal oil production is the dry press cake that remains after the extraction of the oil. The press cake rich in proteins and carbohydrates can be sold as feedstock such as chicken feed to create an additional revenue stream. The cake can also be processed into ethanol.

Algal biomass has other potential on and off-farm uses. Although it has primarily been considered as an alternative high-grade protein source in animal feed, algae biomass with a balanced nitrogen to phosphorus (N:P) ratio is a potentially valuable organic fertilizer that may have soil microflora balancing properties. Algal biomass is also reported to be particularly suitable for pisciculture. Studies have also been done on algal meal from Spirulina and Haematococcus as a carotenoid and vitamin supplement for poultry & salmonids.

PRODUCT BACKGROUND

Algae can be found almost everywhere including in oceans, ponds, swimming pools, and common goldfish bowls. And while not truly plants, these single-celled organisms have the same photosynthetic ability to convert sunshine into chemical energy. For some species of algae, this chemical energy is in the form of oils very similar to common vegetable oil. What's the big deal? These oils can be processed and used to produce biodiesel.

Algae's single-celled structure is extremely efficient in use of light and absorption of nutrients. So much so, that algae's growth and productivity is 30 to 100 times higher than crops like soybeans.

Algae production does not compete with agriculture. Algae production facilities are enclosed and do not require soil for growth, use 99% less water than conventional agriculture, and can be located on non-agricultural land far from water. Since the whole organism converts sunlight into oil, algae can produce more oil in an area the size of a two-car garage than an entire football field full of soybeans.

Algae thrive on a high concentration of carbon dioxide. And nitrogen dioxide (NO2), a pollutant of power plants, is a nutrient for the algae. Algae production facilities can thus be fed exhaust gases from fossil fuel power plants, and even breweries, to significantly increase productivity and clean up the air.

Even the wild, naturally occurring algae species can, under just the right conditions, produce oil at near-theoretical limits. Their small size (less than 30 microns) and aquatic nature makes them ideal for a large-scale, highly automated, fully-enclosed production system called a photobioreactor, or PBR. These systems are fine-tuned to provide each cell the precise conditions needed for maximum productivity.

The carbohydrates remaining after the oil has been extracted from the algae can be used to make animal feed, ethanol, and potentially sequester carbon.

<INDEX>

Research and Development

Main research areas:
•

Investigations of the kinetics of substrate-and light-dependent growth and the biochemical composition of lower phototropic organisms; developing the technologies for industrial culture of micro algae.

• Eco-morphological, eco-floristic, biotechnological and synecological studies of algae.

Major results:
•

The theory of regulated micro algal growth and biochemical composition has been developed that allows the development of the technologies of substrate-dependent synthesis rates for biochemical elements of marine micro algal cells in regulated culture.

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

<INDEX>

Competition

Aquaflow A New Zealand company that expects to be the first company in the world to economically produce biofuel from wild algae harvested from open-air environments, to market it, and meet the challenge of increasing demand.

GreenFuel Technology Corp. Cambridge, Mass. company working with power plants to build algae producing photobioreactors. Tests show its system captured about 80% of the CO2 emitted during the day when sunlight is available.

HR Biopetroleum The Hawaii based company intends to be a designer-builder of algae biofuels plants and to produce and market renewable fuel feedstock and animal nutritional supplemental protein. Partnering with Royal Dutch Shell in a joint venture called Cellana, they plan to initially build a small research plant but hope to move to a full-scale commercial plant of 20,000 hectares.

LiveFuels The Menlo Park, CA research company describes itself as a mini-Manhattan project with a national alliance of labs and scientists dedicated to transforming algae into biocrude by the year 2010. Their strategy involves developing algae that will thrive in open ponds.

Imperium Renewables The Seattle company that has made a name for itself from producing traditional biodiesel, announced that it has dedicated a 5 million-gallon refinery to algae oil. Has established a feedstock agreement where Solazyme will supply algal oil.

OTEC A San Francisco bay area firm developing photobioreactors-enclosed systems that produce algae in layer upon layer of tubes or shallow ponds.

PetroSun PetroSun is a diversified energy company specializing in the discovery and development of both traditional fossil fuels and renewable energy resources. Under the terms of a November 2007 agreement, PetroSun BioFuels will supply Bio-Alternatives fifty percent of its raw algal oil production from planned algae farms and extraction plants in Louisiana, Alabama and Mississippi up to a maximum of 150 million gallons per year. PetroSun BioFuels and Bio-Alternatives have agreed to locate the initial algae farm, extraction plant and biodiesel refinery in Louisiana. Negotiations have commenced to secure the land and permits that are required for the respective operations. PetroSun is in the pre-commercial stage with its algae-to-biofuels production technology. The Company plans to establish algae farms and algal oil extraction plants in Alabama, Arizona, Louisiana, Mexico, Brazil and Australia during 2008. The algal oil product will be marketed as feedstock to existing biodiesel refiners and planned company owned refineries. PetroSun is headquartered in Scottsdale, Arizona with field offices in Shreveport, Louisiana and Opelika, Alabama.

Solazyme A somewhat secretive San Franciso based biotechnology company that apparently has already harvested thousands of gallons of algal oil. They have engineered more than a dozen specialized strains and ramped up pre-commercial production. "We can easily make thousands of gallons [of algal biodiesel] a month," says Chief Operating Officer Jonathan S. Wolfson. Solazyme has entered into a biodiesel feedstock development agreement in which they will generate algal oil for Imperium's biodiesel production process. Jerry Fiddler, Solazyme's Chairman says, "The technology is much farther along than most people realize. Our energy future includes algae which will serve as a biodiesel feedstock of increasing importance."

Solix The Solix team of engineers in Fort Collins, CO are working on a design for a closed algae growth system that is cost competitive with open systems.

<INDEX>

Competitive Advantage:

The main competitive advantage is a business idea, implying a comprehensive and full use of all algae based products-not only for the biodiesel production. The goal is to promote production of high-value bioactive components of food for humans and feed additives for animals. Such diversification would substantially strengthen the financial stability and increase the profitability of the company, will reduce its dependence from the influence of markets.

Another significant advantage is our strong Research and Development capabilities. Collaboration with the Institute of the Biology of the Southern Seas (IBSS), Ukraine which has engaged in algae research for more than 20 years.

GOVERNMENT OVERSIGHT

Currently, the federal government encourages the use of biodiesel as a diesel additive as a measure to protect the environment as a viable renewable domestic fuel and thereby reduce U.S. dependence on foreign oil. The biodiesel industry is heavily dependent on several economic incentives to produce biodiesel, including federal biodiesel grants and supports.

FEDERAL REGULATIONS: BIODIESEL TAX CREDITS

BIODIESEL VEETC TAX CREDIT

The American Jobs Creation Act of 2004 (JOBS Bill), signed into law in October of 2004, created the Volumetric Ethanol Excise Tax Credit (VEETC), which includes a tax credit for biodiesel.

On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (H.R. 6) into law. The comprehensive energy legislation includes a nationwide renewable fuels standard ("RFS"), that will double the use of ethanol and biodiesel by 2012.

The Energy Policy Act of 2005 (H.R.6), extended the credit through December 31, 2008, and creates a similar tax credit for renewable diesel.

•	The volumetric excise tax credit for Agri-Biodiesel is $1.00 per gallon. Agri-Biodiesel is defined as diesel fuel made from virgin oils derived from agricultural commodities and animal fats.
•	The volumetric excise tax credit for Biodiesel remains at 50¢ per gallon. Biodiesel is defined as diesel fuel made from agricultural products and animal fats.
•	The volumetric excise tax credit for Renewable Diesel is $1.00 per gallon. Renewable diesel refers to diesel fuel derived from biomass using a thermal depolymerization process.

SMALL BIODIESEL PRODUCER TAX CREDIT

H.R. 6 also created a new credit for small agri-biodiesel producers equal to 10 cents per gallon on the first 15 million gallons of agri-biodiesel produced at facilities with annual capacity not exceeding 60 million gallons. Historically, small ethanol producers were allowed a similar credit. The tax credit is capped at $1.5 million per year per producer and like the small ethanol producer credit can be passed through to the farmer owners of a cooperative and the credit is allowed to be offset against the alternative minimum tax (AMT). The credit sunsets December 31, 2008.

Under the RFS, a small percentage of our nation's fuel supply will be provided by renewable, domestic fuels. The increased use of renewable fuels will expand U.S. fuel supplies while easing an overburdened refining industry. The Energy Policy Act of 2005 established RFS provisions that mandates use of renewable fuels starting at 4 billion gallons in 2006 and increases to 7.5 billion gallons in 2012. Flexibility in meeting RFS is provided for refiners through a credit trading program that allows refiners to use renewable fuels where and when it is most efficient and cost-effective for them to do so.

<INDEX>

Reports to Security Holders

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. We will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov/.

ITEM 1A.  RISK FACTORS

WE WILL BE A "SHELL" COMPANY AND OUR SHARES WILL SUBJECT TO RESTRICTIONS ON RESALE.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

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

<INDEX>

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

<INDEX>

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

<INDEX>

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

Special Note Regarding Forward-Looking Statements

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

The Company leases offices in Las Vegas, Nevada from Davinci company. The term of the lease is 12 months and terminates February 21, 2009. The monthly rent is $ 100 per month. The Company also maintains the corporate office in Kharkov, Ukraine. The company currently does not pay for the office it leases in Kharkov, Ukraine.

Currently we conduct our business in Kharkov, Ukraine. R&D facilities are located in Simferopol, Ukraine.

<INDEX>

ITEM 3.  LEGAL PROCEEDINGS.

Since inception, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to shareholders for the period ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are not currently quoted on any exchange.

Holders

We have approximately 43 record holders of our common stock as of December 31, 2008.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Equity Compensation Plan Information

Stock Option Plan

The Company, at the current time, has no stock option plan or any equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

<INDEX>

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION.

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

<INDEX>

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

RESULTS OF OPERATIONS

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in this early stage of our operations. In addition results of operations, which may fluctuate in the future, may be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

Revenue for the year ended December 31, 2008 was $0. We are in a development stage. We were organized in September 6, 2007 and have not generated revenues to date.

For the year ended December 31, 2008, the Company has recorded a net loss of $36,538. We incurred operating expense of $36,538 and these expenses consisted of General and Administrative expenses $9,538 and Professional expenses $27,000.

For the period from September 6, 2007 to December 31, 2008, the Company has recorded a net loss of $60,938. We incurred operating expense of $60,938 and these expenses consisted of General and Administrative expenses $21,438 and Professional expenses $39,500.

<INDEX>

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Chang G. Park, CPA, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2008 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A.  CONTROLS AND PROCEDURES (ITEM 9A(T))

a) Evaluation of Disclosure Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

<INDEX>

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name	Age	Position
Andrey V. Kovalenko	36	President, Chief Executive Officer and director
Dmitriy V. Dobroshtan	26	Chief Technology Officer

ANDREW KOVALENKO, Chief Executive Officer - Mr. Kovalenko has several years of experience in all aspects of the biodiesel industry. Since our inception. Mr. Kovalenko has served as our Chief Executive Officer. From 2006 through September, 2007, Mr. Kovalenko served as Coordinator of the U.P.Chemical Ltd ,a large Biodiesel Project in Ukraine. From 2000 through 2006, Mr. Kovalenko served as Chief Executive Officer of the International Institute Of Medical Ecogeography in Ukraine.

Mr. Kovalenko is a graduate of the Economic University of Kharkiv, 1995 (Management and Marketing) and t The National Aerospace University of Kharkiv, 1995.

DMITRIY V. DOBROSHTAN, Chief Technology Officer - Mr. Dobroshtan is primarily responsible for all aspects of technology behind the biodiesel industry. He has several years of experience in all aspects of the biodiesel industry. In September, 2007, Mr. Dobroshtan became our Chief Finance Officer. From 2006 through September, 2007, ,Mr. Dobroshtan served as Chief Engineer of the U.P. Chemical Ltd - large Biodiesel Project in Ukraine. From 2004 through 2006, Mr. Dobroshtan served as technology Manager on Chemical plants in Ukraine. Mr. Dobroshtan is a graduate of the Kharkiv National Municipal Academy, 2006.

<INDEX>

Compensation of Directors

We do not pay our Directors any fees in connection with their role as members of our Board. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company's annual meeting of Stockholders and serve for one year until the next annual Stockholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

Family Relationships

There are no family relationships on the Board of Directors.

Involvement In Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

<INDEX>

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2008, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our Chief Technology Officer whose total compensation was zero.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	OptionAwards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrey V. Kovalenko President, Chief Executive Officer and director	2008	-	-	-	-	-	-	-	-
Dmitriy V. Dobroshtan Chief Technology Officer	2008	-	-	-	-	-	-	-	-

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

PENSION BENEFITS TABLE

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Potential Payments Upon Termination Or Change In Control Table

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

<INDEX>

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of December 31, 2008, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 2 East Congress St., Suite 900 Tucson, AZ 85701.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

			Before Offering	After Offering

Common Stock (1)	Andrew Kovalenko President, Chief Executive Officer and director	10,000,000	73.39%	73.39%
	Dmitriy Dobroshtan Chief Technology Officer	2,000,000	14.68%	14.68%

(1)	Based on 15,225,000 issued and outstanding shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

<INDEX>

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Chang G. Park, CPA and Moore&Associates Chartered in 2008. And Fees related to services performed by Moore&Associates Chartered in 2007 were as follows:

	2008		2007
	Chang G, Park	Moore & Associates	Moore & Associates
Audit Fees (1)	$1,000	$1,500	$6,000
Audit-Related Fees (2)	0	0	0
Tax Fees (3)	0	0	0
All Other Fees (4)	0	0	0
	-----------	-----------	-----------
Total	$1,000	$1,500	$6,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)

During 2008, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

<INDEX>

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
3.1	Articles of Incorporation (1)

3.2	By-laws (1)

23.1	Consent of prior auditors.(2)

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1	Section 1350 Certification of the Chief Executive Officer (2)

32.2	Section 1350 Certification of the Chief Financial Officer (2)

(1)	Incorporated by reference to the Form. SB-2 filed with the Securities and Exchange Commission on July 11, 2007.
(2)	Filed herein.

<INDEX>

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 24th day of March, 2009.

By: /s/ Andrew Kovalenko
____________________________ Andrew Kovalenko President, CEO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date
By: /s/ Andrew Kovalenko Andrew Kovalenko	President, Chief Executive Officer, Chief Financial Officer, Director	March 24, 2009

<INDEX>

PowerGae Inc.

(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2008

<INDEX>

Chang G. Park, CPA, Ph. D.
• 2667 CAMINO DEL RIO SOUTH PLAZA B • SAN DIEGO • CALIFORNIA 92108-3707 •
• TELEPHONE (858) 722-5953 • FAX (858) 761-0341 • FAX (858) 433-2979 •
• E-MAIL changgpark@gmail.com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PowerGae, Inc.

We have audited the accompanying balance sheets of PowerGae (A Development Stage "Company") as of December 31, 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended December 31, 2008, and for the period from September 6, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerGae, Inc. as of December 31, 2008, and the result of its operations and its cash flows for the years then ended December 31, 2008 and for the period from September 6, 2007 (inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

March 9, 2009

San Diego, CA. 92108

<INDEX>

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PowerGae, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of PowerGae, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows from inception on September 6, 2007 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerGae, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows from inception on September 6, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $24,400 from inception on September 6, 2007 to December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
January 29, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas

<INDEX>

POWERGAE, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash	$1,662	$20,100

Total Assets	$1,662	$20,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loan payable	$1,100	$-

Total Liabilities	1,100	-

Stockholders' Equity
Common Stock, 75,000,000 shares authorized $0.001 par value, 15,225,000 and 13,625,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	15,225	13,625
Additional Paid in Capital	46,275	30,875
Deficit Accumulated During Development Stage	(60,938)	(24,400)

Total Stockholders' Equity	562	20,100

Total liabilities and stockholders' equity	$1,662	$20,100

The accompanying notes are an integral part of these statements

<INDEX>

POWERGAE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2008	From Inception September 6, 2007 through December 31, 2007		From Inception September 6, 2007 through December 31, 2008

Revenue:
Revenue	$-	$		$-

Total Revenue	-			-

Expenses:
General and Administrative Expenses	9,538		11,900	21,438
Professional Expense	27,000		12,500	39,500

Total Expenses	36,538		24,400	60,938

Income (loss) before income taxes	(36,538)		(24,400)	(60,938)

Provision for income taxes	-		-	-

Net income (loss)	$(36,538)		$(24,400)	$(60,938)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)		$(0.00)

Weighted Average Number of Common Shares	15,068,443		$13,625,000

The accompanying notes are an integral part of these statements

<INDEX>

POWERGAE INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception September 6, 2007 through December 31, 2008

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Equity

	Shares	Amount

Common Shares issued to Founders at $0.001 per Share	12 000 000	$ 12 000	$ -	$ -	$ 12 000

Common Stock issued for cash at $0.020 per Share	1 625 000	1 625	30 875		32 500

Net (Loss) for period ended December 31, 2007				(24 400)	(24 400)

Balance, December 31, 2007	13 625 000	$ 13 625	$ 30 875	$ (24 400)	$ 20 100

Common Stock issued for cash at $0.010 per Share	1 500 000	1 500	13 500		15 000

Common Stock issued for cash at $0.02 per Share	100 000	100	1 900		2 000

Net (Loss) for the year ended December 31, 2008				(36 538)	(36 538)

Balance, December 31, 2008	15 225 000	$ 15 225	$ 46 275	$ (60 938)	$ 562

The accompanying notes are an integral part of these statements

<INDEX>

POWERGAE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	From Inception September 6, 2007 through December 31, 2007	From Inception September 6, 2007 through December 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(36,538)	$(24,400)	$(60,938)
Stock issued for services	-	11,900	11,900

Net cash provided by (used in) operating activities	(36,538)	(12,500)	(49,038)

Cash Flows From Investing Activities:
Net cash used in investing activities	-	-	-

Cash Flows From Financing Activities:
Increase in loan payable	1,100	-	1,100
Proceeds from the sale of Stock	17,000	32,600	49,600

Net cash provided by (used in) financing activities	18,100	32,600	50,700

Net increase (decrease) in cash and cash equivalents	(18,438)	20,100	1,662

Cash at beginning of the year	20,100	-	-

Cash at end of the year	$1,662	$20,100	$1,662

Supplemental Disclosures of Cash Flow Information:
Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

<INDEX>

POWERGAE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of December 31, 2008 there were no cash equivalents.

<INDEX>

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

<INDEX>

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to December 31, 2008 of $60,938.

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

NOTE 5.  STOCKHOLDERS EQUITY

The Company is authorized 75,000,000 common shares with a $0.001 par value. As of December 31, 2008, 15,225,000 shares were issued and outstanding.

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

On May 2, 2008, the Company issued 100,000 restricted shares of common stock for $2,000 cash or $0.02 per share.

<INDEX>

NOTE 6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) 159-163 and their effect on the Company.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

<INDEX>