Form 10-Q
period 2009-03-31
Powergae, Inc.
filed 2009-05-01
CIK 1426530

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.

OR

[ ]				Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to N/A

Commission file number: 000-53144

POWERGAE, INC. (Name of small business issuer as specified in its charter)

Nevada (State of Incorporation)				26-1478549 (IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small Business Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.001 par value				Outstanding at May 1, 2009 15,225,000

POWERGAE, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2009

<Table of Contents>

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92126-3707 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Powergae, Inc.

We have reviewed the accompanying balance sheets of Powergae, Inc. (A Development Stage "Company") as of March 31, 2009, and the related statements of operations, and cash flows for the three months ended March 31, 2009; and for the period from September 6, 2007 (inception) through March 31, 2009. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park__
Chang G. Park, CPA

April 17, 2009
San Diego, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

<Table of Contents>

POWERGAE, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
Current Assets
Cash	$1 058	$1 662

Total Assets	$1 058	$1 662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4 900	$-
Loan payable	$1 100	$1 100

Total Liabilities	6 000	1 100

Stockholders' Equity (deficit)
Common Stock, 75,000,000 shares authorized $0.001 par value, 15,225,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	15 225	15 225
Additional Paid in Capital	46 275	46 275
Deficit Accumulated During Development Stage	(66 442)	(60 938)

Total Stockholders' Equity (deficit)	(4 942)	562

Total liabilities and stockholders' equity	$1 058	$1 662

The accompanying notes are an integral part of these statements

<Table of Contents>

POWERGAE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	From Inception September 6, 2007 through March 31, 2009

Revenue:
Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and Administrative	1 004	2 047	22 442
Consulting, Legal and Accounting	4 500	17 000	44 000

Total expenses	5 504	19 047	66 442

Income (Loss) before income taxes	(5 504)	(19 047)	(66 442)
Provision for income taxes	-	-	-

Net income (loss)	$(5 504)	$(19 047)	$(66 442)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	15 225 000	15 052 350

The accompanying notes are an integral part of these statements

<Table of Contents>

POWERGAE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	From Inception September 6, 2007 through March 31, 2009

Operating Activities:
Net income (loss)	$(5 504)	$(19 047)	$(66 442)
Stock issued for services	-	-	11,900
Adjustments to reconcile net loss to net cash	-	-	-
Provided by (used in) operating activities:	-	-	-
Accounts Payable increase (decrease)	4 900	-	4 900

Net cash provided by (used in) operating activities	(604)	(19 047)	(49 642)

Investing Activities:
(Purchases)/disposal of equipment	-	-	-

Cash used in investing activities	-	-	-

Financing Activities:
Increase in loan payable	-	-	1 100
Proceeds from the sale of Stock	-	15 000	49 600

Net cash provided by (used in) financing activities	-	15 000	50 700

Net increase (decrease) in cash and cash equivalents	(604)	(4 047)	1 058

Cash and cash equivalents at beginning of the period	1 662	20 100	-

Cash and cash equivalents at end of the period	$1 058	$16 053	$1 058

Supplemental Information:
Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

POWERGAE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of March 31, 2009 there were no cash equivalents.

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
March 31, 2009

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

NOTE 3.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to March 31, 2009 of $66,442.

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
March 31, 2009

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

NOTE 5.     STOCKHOLDERS EQUITY

The Company is authorized 75,000,000 common shares with a $0.001 par value. As of March 31, 2009, 15,225,000 shares were issued and outstanding.

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
March 31, 2009

NOTE 6.     THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) 160-163 and their effect on the Company.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

<Table of Contents>

As used in this report, the terms "we", "us", "our", "our company" refer to Powergae, Inc., a Nevada corporation.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the period ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

<Table of Contents>

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2009.

          We had zero revenues for the three months ended March 31, 2009 and 2008.

Operating Expenses for the three months ended March 31, 2009.

          We had operating expenses of $5,504 and $19,047 for the months ended March 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fee incurred in connection with the day to day operation of our business and preparation and filing our periodic reports. Our operating expenses from inception through March 31, 2009 was $ 66,442.

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

<Table of Contents>

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

<Table of Contents>

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

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

          (a)     Evaluation of Disclosure Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

          Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

          (b)     Changes in Internal Control over Financial Reporting.

          During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE ARE A "SHELL" COMPANY AND OUR SHARES WILL BE SUBJECT TO RESTRICTIONS ON RESALE.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares.

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

AS A PUBLIC COMPANY WE ARE SUBJECT TO COMPLEX LEGAL AND ACCOUNTING REQUIREMENTS THAT WILL REQUIRE US TO INCUR SIGNIFICANT EXPENSES AND WILL EXPOSE US TO RISK OF NON-COMPLIANCE.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The Company relies on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

<Table of Contents>

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On January 30, 2008, the Company issued 1,500,000 restricted shares of common stock for $15,000 cash or $0.01 per share.

On May 2, 2008, the Company issued 100,000 restricted shares of common stock for $2,000 cash or $0.02 per share.

There were no other changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

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

Date: May 1, 2009	By: /s/ Andrew Kovalenko

Andrew Kovalenko Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<Table of Contents>