Form 10-Q
period 2009-06-30
Powergae, Inc.
filed 2009-08-12
CIK 1426530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the quarterly period ended june 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT:
For the transition period from __________to__________.

Commission File No.  000-53144

POWERGAE, INC.
(Name of small business issuer as specified in its charter)

Nevada State of Incorporation	26-1478549 IRS Employer Identification No.

2 East Congress St., Suite 900
Tucson, AZ  85701
 (Address of principal executive offices)

(480) 304-5624
 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐    Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2009
Common stock, $0.001 par value	15,225,000

POWERGAE, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

PART I

FINANCIAL INFORMATION PAGE

POWERGAE, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$161	$1,662

Total Assets	$161	$1,662

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	$3,900	$-
Loan payable	4,100	1,100
Total Liabilities	8,000	1,100

Stockholders' Equity (deficit)

Common Stock, 75,000,000
shares authorized
$ 0.001 par value, 15,225,000
shares issued and out standing as of
June 30, 2009 and December 31, 2008	$15,225	$15,225
Additional Paid in Capital	46,275	46,275
Deficit Accumulated During
Development Stage	(69,339)	(60,938)
Total Stockholders’ equity (deficit)	(7,839)	562

Total liabilities and stockholders' equity	$161	$1,662

The accompanying notes are an integral part of these statements

POWERGAE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Six	Six	From Inception
	months	months	months	months	September 6, 2007
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	through
	2009	2008	2009	2008	June 30, 2009
Revenue:
Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-
Expenses:
General and Administrative	897	2 568	1,901	4,615	23,339
Consulting, Legal and Accounting	2,000	4,000	6,500	21,000	46,000
Total expenses	2,897	6,568	8,401	25,615	69,339
Net loss	(2,897)	(6,568)	(8,401)	(25,615)	(69,339)
Basic and Diluted Earnings (Loss) per Common Share	$0.00	$0.00	$0.00	0.00

Weighted Average Number of Common Shares	15,225 000	15,052 350	15,225 000	15,052,350

The accompanying notes are an integral part of these statements

POWERGAE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Six months	Six months	September 6, 2007
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2009	2008	2009
Operating Activities:
Net income (loss)	$(8,401)	$(25,615)	$(69,339)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Stock issued for services	-	-	11,900
Accounts payable increase (decrease)	3,900	-	3,900
Net cash provided by (used in) operating activities	(4,501)	(25,615)	(53,539)

Investing Activities:
Cash (used) in investing activities	-	-	-

Financing Activities:
Increase in due to related party	3,000	-	4,100
Proceeds from the sale of stock	-	15,000	49,600
Net cash provided by (used in) financing activities	3,000	15,000	53,700
Net increase (decrease) in cash and cash equivalents	(1,501)	(10,615)	161
Cash and cash equivalents at beginning of period	1,662	20,100	-
Cash and cash equivalents at end of period	161	9,485	161

Supplemental Information:
Interest	-	-	-
Taxes	-	-	-

The accompanying notes are an integral part of these statements

POWERGAE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2009

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

PowerGae, Inc. (the “Company”) was organized in the State of Nevada on September 6, 2007.  The Company is based in Falls Church, Virginia.

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

NOTE 2. BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of June 30, 2009 there were no cash equivalents.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to June 30, 2009 of $69,339.

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

NOTE 5.  PROVISION FOR INCOME TAXES

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

NOTE 6.  STOCKHOLDERS EQUITY

The Company is authorized 75,000,000 common shares with a $0.001 par value. As of June 30, 2009, 15,225,000 shares were issued and outstanding.

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

NOTE 7.  RELATED PARTY TRANSACTIONS

As of June 30, 2009, the Company owns related party $4,100 for administrative purpose. The amount due to the related party is unsecured and non interest-bearing.

The Company’s administrative office and support are provided by entities controlled by one of the Company’s stockholders at no charge.  There is no formal agreement to continue this arrangement.

NOTE 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) and their effect on the Company.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009.  The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Powergae, Inc. unless the context requires otherwise.

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

PowerGae, Inc. (the “Company”) was organized in the State of Nevada on September 6, 2007.  The Company is based in Falls Church, Virginia.

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
Major ongoing Tasks:  -- seeking for business partners,   -- seeking for investors,  -- choose the right location for our pilot plant placement..

RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2009

The Company had zero revenues for the three and six months ended June 30, 2009.

Operating Expenses for the three and six months ended June 30, 2009

The Company had operating expenses of $2,897 and $8,401 for the three and six months ended June 30, 2009, respectively. These expenses consisted of general operating expenses and professional fee incurred in connection with the day to day operation of our business and preparation and filing our periodic reports. Our operating expenses from inception through June 30, 2009 were $ 69,339.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009.  The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007).. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

WE ARE A “SHELL” COMPANY AND OUR SHARES WILL SUBJECT TO RESTRICTIONS ON RESALE.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we are deemed a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a “shell company,” we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

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

There were no other changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

POWERGAE, INC.

Date: August 12, 2009	By:	/s/ Andrew Kovalenko
Andrew Kovalenko Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer