Form 10-Q
period 2009-09-30
Powergae, Inc.
filed 2009-11-12
CIK 1426530

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

OR

[ ]				Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to

Commission file number: 000-53144

ALGOIL, INC. (formally known as Powergae, Inc.) (Name of small business issuer as specified in its charter)

Nevada State of Incorporation				26-1478549 IRS Employer Identification No.

20A Blukhera St., app.130 Kharkow, Ukraine Address of principal executive offices

(38057) 364-21-03 Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [  ]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]     No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small Business Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.001 par value				Outstanding at November 12, 2009 15,225,000

ALGOIL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

<Table of Contents>

PART 1 - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

ALGOIL, INC.
(FORMALLY POWERGAE, INC.)
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
Current Assets
Cash	$7	$1 662

Total Assets	$7	$1 662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Loan payable	10 250	1 100

Total Liabilities	10 250	1 100

Stockholders' Equity (deficit)
Common Stock; 75,000,000 shares authorized; $ 0.001 par value, 15,225,000 shares issued or outstanding as of September 30, 2009 and December 31, 2008	15 225	15 225
Additional Paid in Capital	46 275	46 275
Deficit Accumulated During Development Stage	(71 743)	(60 938)

Total Stockholders' Equity (deficit)	(10 243)	562

Total liabilities and stockholders' equity	$7	$1 662

The accompanying notes are an integral part of these statements

<Table of Contents>

ALGOIL, INC.
(FORMALLY POWERGAE, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception September 6, 2007 through September 30, 2009

	September 30,		September 30,
	2009	2008	2009	2008

Revenue:
Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses:
General and Administrative	404	3 015	2 305	7 630	23 743
Consulting, Legal and Accounting	2 000	4 347	8 500	25 347	48 000

Total Expenses	2 404	7 362	10 805	32 977	71 743

Net Loss	$(2 404)	$(7 362)	$(10 805)	$(32 977)	$(71 743)

Basic and Diluted Earnings (Loss) per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares	15 225 000	15 125 000	15 225 000	15 048 358

The accompanying notes are an integral part of these statements

<Table of Contents>

ALGOIL, INC.
(FORMALLY POWERGAE, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		From Inception September 6, 2007 through September 30, 2009

	September 30, 2009	September 30, 2008

Operating Activities:
Net income (loss)	$(10 805)	$(32 977)	$(71 743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	-	-	11 900
Accounts payable increase (decrease)	-	-	-

Net cash provided by (used in) operating activities	(10 805)	(32 977)	(59 843)

Investing Activities:	-	-	-

Net cash provided by investing activities	-	-	-

Financing Activities:
Increase in due to related party	9 150	-	10 250
Proceeds from the sale of stock	-	15 000	49 600

Net cash provided by financing activities	9 150	15 000	59 850

Net increase (decrease) in cash and cash equivalents	(1 655)	(17 977)	7

Cash and cash equivalents at beginning of period	1 662	20 100	-

Cash and cash equivalents at end of period	$7	$2 123	$7

Supplimental Information
Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

ALGOIL, INC.
(FORMALLY POWERGAE, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 1. - GENERAL ORGANIZATION AND BUSINESS

Powergae, Inc. (the "Company") was organized in the State of Nevada on September 6, 2007. The Company is based in Falls Church, Virginia. As of September 24, 2009, the Company change its name to Algoil, Inc.

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

NOTE 2. - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company uses a December 31 year end.

<Table of Contents>

ALGOIL, INC.
(FORMALLY POWERGAE, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of September 30, 2009 there were no cash equivalents.

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

<Table of Contents>

ALGOIL, INC.
(FORMALLY POWERGAE, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4. - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to September 30, 2009 of $71,743.

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

<Table of Contents>

ALGOIL, INC.
(FORMALLY POWERGAE, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 5. - PROVISION FOR INCOME TAXES

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

NOTE 6. - STOCKHOLDERS EQUITY

The Company is authorized 75,000,000 common shares with a $0.001 par value. As of September 30, 2009, 15,225,000 shares were issued and outstanding.

On December 15, 2007, the Company issued 10,000,000 shares of common stock at the par value of $0.001 per share to Andrew Kovalenko the CEO and a Founder of the Algoil Inc.

On December 15, 2007, the Company issued 2,000,000 shares of common stock at the par value of $0.001 per share to Dmitriy V. Dobroshtan the CTO and a Founder of the Algoil Inc.

On December 15, 2007, the Company issued 1,625,000 restricted shares of common stock for $32,500 cash or $0.02 per share.

On January 30, 2008, the Company issued 1,500,000 restricted shares of common stock for $15,000 cash or $0.01 per share.

On May 2, 2008, the Company issued 100,000 restricted shares of common stock for $2,000 cash or $0.02 per share.

NOTE 7. - RELATED PARTY TRANSACTIONS

As of September 30, 2009, the Company owns related party $10,250 for administrative purpose. The amount due to the related party is unsecured and non interest-bearing.

The Company's administrative office and support are provided by entities controlled by one of the Company's stockholders at no charge.  There is no formal agreement to continue this arrangement.

<Table of Contents>

ALGOIL, INC.
(FORMALLY POWERGAE, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 8. - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2009, the Financial Accounting Standards Board issued Statement "FASB" issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168").  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events"("SFAS No. 165"). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

<Table of Contents>

ALGOIL, INC.
(FORMALLY POWERGAE, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 8. - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In October 2009, FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

In August 2009, FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company's Consolidated Financial Statements for the year ended June 30, 2010. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

<Table of Contents>

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to Algoil, Inc. unless the context requires otherwise.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-SB for the year ended September 30, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

<Table of Contents>

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein.

Algoil, Inc. (the "Company") was organized in the State of Nevada on September 6, 2007. The Company is based in Falls Church, Virginia.

We are in our development stage and will construct and operate bio-diesel production facilities and market bio-diesel through existing petroleum manufacturers and distributors. The source of our production of bio-diesel is algae grown in unique bioreactors allowing for algae growth under less than ideal natural light or heat and therefore a secure supply of bio-diesel. Our company expects that its development of production and distribution technologies will secure its position as a leader in the rapidly growing alternative fuel market.

We provides our own Research and Development in algae growth and bio-diesel production technologies in collaboration with leading authorities in the Ukraine.

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

<Table of Contents>

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

<Table of Contents>

RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2009

We had zero revenues for the three and nine months ended September 30, 2009.

Operating Expenses for the three and nine months ended September 30, 2009

We had operating expenses of $2,404 and $10,805 for the three and nine months ended September 30, 2009, respectively. These expenses consisted of general operating expenses and professional fee incurred in connection with the day to day operation of our business and preparation and filing our periodic reports. Our operating expenses from inception through September 30, 2009 were $ 71,743.

LIQUIDITY AND CAPITAL RESOURCES

We believe the proceeds from private placements and the reserves will generate sufficient cash in assisting with the operating needs of our company. Our management is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

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

<Table of Contents>

In June 2009, the Financial Accounting Standards Board issued Statement "FASB" issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168").  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

In October 2009, FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

<Table of Contents>

In August 2009, FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company's Consolidated Financial Statements for the year ended June 30, 2010. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

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

<Table of Contents>

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. - CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

<Table of Contents>

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

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

ITEM 1A - Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have repeated or updated some of the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 ad subsequent quarterly reports on Form 10-Q. If any of these, or previously disclosed risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

WE ARE A "SHELL" COMPANY AND OUR SHARES WILL SUBJECT TO RESTRICTIONS ON RESALE.

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

<Table of Contents>

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

<Table of Contents>

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

<Table of Contents>

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

<Table of Contents>

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On January 30, 2008, the Company issued 1,500,000 restricted shares of common stock for $15,000 cash or $0.01 per share.

On May 2, 2008, the Company issued 100,000 restricted shares of common stock for $2,000 cash or $0.02 per share.

There were no other changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2009.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2009.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

ITEM 5. - OTHER INFORMATION

The majority of our shareholders approved our name change from PowerGae, Inc. to Algoil, Inc. This action was effective as of September 24, 2009 with the filing of an amendment to the Company's Articles of Incorporation with the Nevada Secretary of State.

ITEM 6. - EXHIBITS

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

Date: November 12, 2009	By: /s/ Andrew Kovalenko

Andrew Kovalenko
Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<Table of Contents>