Form 10-K
period 2009-12-31
Powergae, Inc.
filed 2010-03-26
CIK 1426530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A .

Commission File No. 0-52556

ALGOIL, Inc. (Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1478549 (I.R.S. Employer Identification No.)

20A Blukhera St., app.130 Kharkov, Ukraine (Address of Principal Executive Offices)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Solely for purposes of the foregoing calculation, all of the registrant's directors and officers as of December 31, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 15,225,000 issued and outstanding as of March 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ALGOIL Inc.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

<INDEX>

PART I

As used in this annual report, "we", "us", "our", " Algoil", "Algoil, Inc." "Company" or "our company" refers to Algoil, Inc.

Forward Looking Statements - Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Algoil, Inc or on Algoil, Inc's behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Algoil, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. This annual report on Form 10-K, as quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Algoil, Inc.'s business and financial performance. Moreover, Algoil, Inc operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Algoil, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Algoil, Inc disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

ITEM 1.  BUSINESS

Description of Business

Algoil, Inc. was incorporated in Nevada on September 6, 2007 under the name Powergae, Inc. with the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors. On September 24, 2009, we changed our name to Algoil, Inc. .The central concept of Algoil, Inc. is making the production of biodiesel independent of its traditional sources such as soy bean, rape, sunflower seed or palm oil. The oil consumed by our biodiesel plants will be produced from algae grown in special bioreactors. The use of bioreactors will secure adequate supply of oil even under insufficient lighting or heating. To achieve our objectives, we plan to use commercial equipment sourced from the leading world suppliers. This modern, highly efficient equipment will allow the production of biodiesel fully confirming to American and European quality standards. We have not generated any revenue from operations.

Our in-house Research and development program provides ongoing refinements for existing production technologies. The Company has an active collaboration with the Institute of Biology of the Southern Seas of the National Academy of Sciences of Ukraine, the foremost authority in the field of algae farming.

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

Management believes that the United States market of on-road transportation petroleum diesel is over 37 billion gallons. Petroleum diesel markets have continued to demand increasing prices with uncertain supplies.

Management believes that in Europe, biodiesel represents 2% of total on-road transportation fuel consumption and is expected to reach 6% by 2010. Management contends that The total biodiesel being sold in the United States amounts to less than 1% of all on-road diesel consumption in 2006. According to management research, in the United States there are currently over fifty new, larger-scale plants are in construction and are expected to come online between 2007 and 2008.

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

<INDEX>

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

PRODUCT BACKGROUND

Algae can be found almost everywhere including in oceans, ponds, swimming pools, and common goldfish bowls. And while not truly plants, these single-celled organisms have the same photosynthetic ability to convert sunshine into chemical energy. For some species of algae, this chemical energy is in the form of oils very similar to common vegetable oil.. These oils can be processed and used to produce biodiesel.

Algae's single-celled structure is extremely efficient in use of light and absorption of nutrients. So much so, our management believes that that algae's growth and productivity is 30 to 100 times higher than crops like soybeans.

Algae production does not compete with agriculture. Algae production facilities are enclosed and do not require soil for growth, use 99% less water than conventional agriculture, and can be located on non-agricultural land far from water. Since the whole organism converts sunlight into oil, our management contends that algae can produce more oil in an area the size of a two-car garage than an entire football field full of soybeans.

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

Solazyme A somewhat secretive San Francisco based biotechnology company that apparently has already harvested thousands of gallons of algal oil. They have engineered more than a dozen specialized strains and ramped up pre-commercial production. "We can easily make thousands of gallons [of algal biodiesel] a month," says Chief Operating Officer Jonathan S. Wolfson. Solazyme has entered into a biodiesel feedstock development agreement in which they will generate algal oil for Imperium's biodiesel production process. Jerry Fiddler, Solazyme's Chairman says, "The technology is much farther along than most people realize. Our energy future includes algae which will serve as a biodiesel feedstock of increasing importance."

Solix The Solix team of engineers in Fort Collins, CO are working on a design for a closed algae growth system that is cost competitive with open systems.

<INDEX>

Competitive Advantage:

The main competitive advantage is a business idea, implying a comprehensive and full use of all algae based products - not only limited to biodiesel production. The goal is to promote production of high-value bioactive components of food for humans and feed additives for animals. Such diversification would substantially strengthen the financial stability and increase the profitability of the company, will reduce its dependence from the influence of markets.

Another significant advantage is our strong Research and Development capabilities. Collaboration with the Institute of the Biology of the Southern Seas (IBSS), Ukraine which has engaged in algae research for more than 20 years.

GOVERNMENT OVERSIGHT

Currently, the federal government encourages the use of biodiesel as a diesel additive as a measure to protect the environment as a viable renewable domestic fuel and thereby reduce United States. dependence on foreign oil. The biodiesel industry is heavily dependent on several economic incentives to produce biodiesel, including federal biodiesel grants and supports.

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

We believe that under the RFS, a small percentage of our nation's fuel supply will be provided by renewable, domestic fuels. The increased use of renewable fuels will expand U.S. fuel supplies while easing an overburdened refining industry. The Energy Policy Act of 2005 established RFS provisions that mandates use of renewable fuels starting at 4 billion gallons in 2006 and increases to 7.5 billion gallons in 2012. Flexibility in meeting RFS is provided for refiners through a credit trading program that allows refiners to use renewable fuels where and when it is most efficient and cost-effective for them to do so.

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

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated or restated the risk factors previously disclosed in our registration statement on Form S-1, filed March 4, 2008 and in our prior reports.

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

<INDEX>

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

The Company leases offices in 20A Blukhera St., app.130 Kharkov, Ukraine. The company currently does not pay for the office it leases in Kharkov, Ukraine.

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

ITEM 4.  RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are not currently quoted on any exchange.

Holders

We have approximately 43 record holders of our common stock as of December 31, 2009.

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

For the next 12 months, our Plan of Operations is as follows:

We plan to access the diesel fuel market by placing our Algae production Plants in Metropolitan Statistical Areas (MSAs) or Metropolitan Statistical Areas (CMSAs). We believe that there are currently 261 MSAs and 19 CMSAs in the United States. These have a minimum population of 250,000 residents, with some, such as New York, Los Angeles and Chicago, having substantially more.

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

Revenue for the year ended December 31, 2009 was $0. We are in a development stage. We were organized in September 6, 2007 and have not generated revenues to date.

For the year ended December 31, 2009, the Company has recorded a net loss of $13,375, compared with the net loss in the year ended December 31, 2008 $36,538, net loss decrease $23,375. For the year ended December 31, 2009, we incurred operating expense of $13,375 and these expenses consisted of General and Administrative expenses $2,875 and Professional expenses $10,500. For the year ended December 31, 2008, the Company incurred operating expense of $36,538 and these expenses consisted of General and Administrative expenses $9,538 and Professional expenses $27,000. The Company control the expenditure in legal consulting expense and transfer agent fee cause the expense decrease in 2009.

For the period from September 6, 2007 to December 31, 2009, the Company has recorded a net loss of $74,313. We incurred operating expense of $74,313 and these expenses consisted of General and Administrative expenses $24,313 and Professional expenses $50,000.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2009 or any interim period.

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

<INDEX>

Management's report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Telephone's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on our assessment, under the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm over management's assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers.

b) Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The majority of our shareholders approved our name change from PowerGae, Inc. to Algoil, Inc. This action was effective as of September 24, 2009 with the filing of an amendment to the Company's Articles of Incorporation with the Nevada Secretary of State.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name	Age	Position
Andrey V. Kovalenko	38	President, Chief Executive Officer and Director
Dmitriy V. Dobroshtan	28	Chief Technology Officer

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

Mr. Kovalenko is a graduate of the Economic University of Kharkiv, 1995 (Management and Marketing) and The National Aerospace University of Kharkiv, 1995.

DMITRIY V. DOBROSHTAN, Chief Technology Officer - Mr. Dobroshtan is primarily responsible for all aspects of technology behind the biodiesel industry. He has several years of experience in all aspects of the biodiesel industry. In September, 2007, Mr. Dobroshtan became our Chief Finance Officer. From 2006 through September, 2007, Mr. Dobroshtan served as Chief Engineer of the U.P. Chemical Ltd - large Biodiesel Project in Ukraine. From 2004 through 2006, Mr. Dobroshtan served as technology Manager on Chemical plants in Ukraine. Mr. Dobroshtan is a graduate of the Kharkiv National Municipal Academy, 2006.

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

Compliance with Section 16(a) Of The Exchange Act

As of December 31, 2009, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely.

<INDEX>

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2009, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our Chief Technology Officer whose total compensation was zero.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	OptionAwards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrey V. Kovalenko President, Chief Executive Officer and Director	2008 2009	- -	- -	- -	- -	- -	- -	- -	- -
Dmitriy V. Dobroshtan Chief Technology Officer	2008 2009	- -	- -	- -	- -	- -	- -	- -	- -

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

<INDEX>

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of December 31, 2009, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 20A Blukhera St., app.130 Kharkov, Ukraine.

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

<INDEX>

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Chang G. Park, CPA:

	2009	2008
Audit Fees (1)	$6,000	$1,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
	-----------	-----------
Total	$6,000	$1,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)

During 2009, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

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

<INDEX>

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer (2)

32.1	Section 1350 Certification of the Chief Executive Officer (2)

32.2	Section 1350 Certification of the Chief Financial Officer (2)

(1)	Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on March 4, 2008.
(2)	Filed herein.

<INDEX>

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 26th day of March, 2010.

By: /s/ Andrew Kovalenko
Andrew Kovalenko President, CEO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date
By: /s/ Andrew Kovalenko Andrew Kovalenko	President, Chief Executive Officer, Chief Financial Officer, Director	March 26, 2010

<INDEX>

ALGOIL INC.

(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2009

<INDEX>

Chang G. Park, CPA, Ph. D.
• 2667 CAMINO DEL RIO SOUTH PLAZA B • SAN DIEGO • CALIFORNIA 92108-3707 •
• TELEPHONE (858) 722-5953 • FAX (858) 761-0341 • FAX (858) 433-2979 •
• E-MAIL changgpark@gmail.com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Algoil, Inc.
(formerly PowerGae, Inc.)

We have audited the accompanying balance sheets of Algoil, Inc (formerly PowerGae, Inc.) (A Development Stage "Company") as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended December 31, 2009 and 2008, and for the period from September 6, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Algoil, Inc. (formerly PowerGae, Inc.) as of December 31, 2009 and 2008, and the result of its operations and its cash flows for the years then ended December 31, 2009 and 2008 and for the period from September 6, 2007 (inception) to December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang Park
____________________
CHANG G. PARK, CPA

March 26, 2010

San Diego, CA. 92108

<INDEX>

ALGOIL, INC.
(Formerly Powergae, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2008

ASSETS
Current Assets
Cash	$7	$1 662

Total Assets	$7	$1 662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts Payable	$2 270	$0
Loan Payable	$10 550	$1 100

Total Liabilities	12 820	1 100

Stockholders' Equity
Common Stock, 75,000,000 shares authorized $0.001 par value, 15,225,000 issued and outstanding as of December 31, 2009 and 2008	15 225	15 225
Additional Paid in Capital	46 275	46 275
Accumulated Deficit During Development Stage	(74 313)	(60 938)

Total Stockholders' Equity (Deficit)	(12 813)	562

Total Liabilities and Stockholders' Equity (Deficit)	$7	$1 662

The accompanying notes are an integral part of these statements

<INDEX>

ALGOIL, INC.
(Formerly Powergae, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended		From Inception September 6, 2007 through December 31, 2009

	December 31, 2009	December 31, 2008

Revenue:
Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and Administrative Expenses	2,875	9,538	24,313
Professional Expense	10,500	27,000	50,000

Total Expenses	13,375	36,538	74,313

Income (loss) before income taxes	(13,375)	(36,538)	(74,313)

Provision for income taxes	-	-	-

Net income (loss)	$(13,375)	$(36,538)	$(74,313)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	15,225,000	$15,068,443

The accompanying notes are an integral part of these statements

<INDEX>

ALGOIL, INC.
(Formerly Powergae, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception September 6, 2007 through December 31, 2009

	Common Stock		Additional Paid in Capital	Accumulated Deficit During Development Stage	Total Equity

	Shares	Amount

Common Shares issued to Founders at $0.001 per Share	12 000 000	$ 12 000	$ -	$ -	$ 12 000

Common Stock issued for cash at $0.020 per Share	1 625 000	1 625	30 875		32 500

Net (Loss) for period ended December 31, 2007				(24 400)	(24 400)

Balance, December 31, 2007	13 625 000	$ 13 625	$ 30 875	$ (24 400)	$ 20 100

Common Stock issued for cash at $0.010 per Share	1 500 000	1 500	13 500		15 000

Common Stock issued for cash at $0.02 per Share	100 000	100	1 900		2 000

Net (Loss) for the year ended December 31, 2008				(36 538)	(36 538)

Balance, December 31, 2008	15 225 000	$ 15 225	$ 46 275	$ (60 938)	$ 562

Net (Loss) for the year ended December 31, 2009				(13 375)	(13 375)

Balance, December 31, 2009	15 225 000	$ 15 225	$ 46 275	$ (74 313)	$ (12 813)

The accompanying notes are an integral part of these statements

<INDEX>

ALGOIL, INC.
(Formerly Powergae, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended		From Inception September 6, 2007 through December 31, 2009

	December 31, 2009	December 31, 2008

Operating Activities:
Net income (loss)	$(13 375)	$(36 538)	$(74 313)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Stock issued for services	-	-	11 900
Accounts Payable Increase (Decrease)	2 270	-	2 270

Net cash provided by (used in) operating activities	(11 105)	(36 538)	(60 143)

Investing Activities:
Cash (used) in investing activities	-	-	-

Financing Activities:
Increase in loan payable	9 450	1 100	10 550
Proceeds from the sale of Stock	-	17 000	49 600

Net cash provided by (used in) financing activities	9 450	18 100	60 150

Net increase (decrease) in cash and cash equivalents	(1 655)	(18 438)	7

Cash and cash equivalents at beginning of the year	1 662	20 100	-

Cash and cash equivalents at end of the year	$7	$1 662	$7

Supplemental Disclosures of Cash Flow Information:
Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

<INDEX>

ALGOIL, INC.
(Formerly Powergae, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Algoil, Inc. (the "Company") was organized in the State of Nevada on September 6, 2007. The Company is based in Kharkov, Ukraine.

On September 24, 2009, the Company changed name from Powergae, Inc. to Algoil, Inc.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of December 31, 2009 there were no cash equivalents.

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

Stock Based Compensation

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to December 31, 2009 of $74,313.

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

NOTE 4.  PROVISION FOR INCOME TAXES

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards FASB ASC 740, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

<INDEX>

NOTE 5.  RELATED PARTY TRANSACTION

As of December 31, 2009, the Company has concluded a Personal Loan Agreement with its CEO. The loan is in the amount of $10,550 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

NOTE 6.  STOCKHOLDERS EQUITY

The Company is authorized 75,000,000 common shares with a $0.001 par value. As of December 31, 2009, 15,225,000 shares were issued and outstanding.

On December 15, 2007, the Company issued 10,000,000 shares of common stock at the par value of $0.001 per share to Andrew Kovalenko the CEO and a Founder of the Algoil, Inc. (formerly Powergae Inc).

On December 15, 2007, the Company issued 2,000,000 shares of common stock at the par value of $0.001 per share to Dmitriy V. Dobroshtan the CTO and a Founder of the Algoil, Inc. (formerly Powergae Inc).

On December 15, 2007, the Company issued 1,625,000 restricted shares of common stock for $32,500 cash or $0.02 per share.

On January 30, 2008, the Company issued 1,500,000 restricted shares of common stock for $15,000 cash or $0.01 per share.

On May 2, 2008, the Company issued 100,000 restricted shares of common stock for $2,000 cash or $0.02 per share.

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") "Revenue Recognition (ASC 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("EITF"). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. The adoption of FASB ASC 2009-13 will not have a material impact on our financial statements.

In June 2009, the FASB issued FASB ASC 820-10, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This ASC provides additional guidance for estimating fair value in accordance with FASB ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC is effective for interim and annual reporting periods that ended after June 15, 2009. The ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption. The adoption of FASB ASC 820-10 did not have a material impact on our financial statements.

On July 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In May 2008, the FASB affirmed the consensus of FASB ASC 470-20, "Debt with Conversion and other Options (Including Partial Cash Settlement)," which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FASB ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FASB ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470-20 did not have an impact on our financial statements.

In April 2008, the FASB issued FASB ASC 350-30, "General Intangibles Other than Goodwill." FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30, "General Intangibles Other than Goodwill." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations after their acquisitions. FASB ASC 350-30 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our financial statements.

<INDEX>

In February 2008, the FASB amended FASB ASC 820, which delayed the effective date of FASB ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The full adoption of FASB ASC 820 did not have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated ("ASU") 2009-16. The new standard eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect that the provisions of the new guidance will have a material effect on its financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product's essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted. The Company does not expect that the provisions of ASU No. 2009-14 will have a material effect on its financial statements.

NOTE 8.  SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

<INDEX>