Form 10-Q
period 2010-03-31
Powergae, Inc.
filed 2010-05-17
CIK 1426530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

___________________

Form 10-Q

____________________

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to N/A

____________________

Commission File No.  000-53144

____________________

ALGOIL, INC.
(Name of small business issuer as specified in its charter)

Nevada State of Incorporation			26-1478549 IRS Employer Identification No.

20A Blukhera St., app.130 Kharkov, Ukraine
Address of principal executive offices

(480) 304-5624 Issuer's telephone number

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class . Common stock, $0.001 par value		Outstanding at May 12, 2010 15,225,000

ALGOIL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2010

TABLE OF CONTENTS

		Page Numbers
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Removed and Reserved	18
Item 5.	Other information	18
Item 6.	Exhibits	18

CERTIFICATIONS
	Exhibit 31 - Management Certification	20-21
	Exhibit 32 - Sarbanes-Oxley Act	22-23
2

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending.

3

ALGOIL, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS
Current Assets
Cash	$10 947	$7
Due from related party	5 000	-

Total Assets	$15 947	$7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts Payable	$4 970	$2 270
Due to relate party	35 550	10 550

Total Liabilities	40 520	12 820

Stockholders' Equity (Deficit)
Common Stock, 75,000,000shares authorized $ 0.001 par value, 15,225,000 and issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	15 225	15 225
Additional Paid in Capital	46 275	46 275
Deficit Accumulated During Development Stage	(86 073)	(74 313)

Total Stockholders' Equity (Deficit)	(24 573)	12 813

Total liabilities and stockholders' equity (deficit)	$15 947	$7

The accompanying notes are an integral part of these statements.
4

ALGOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	From Inception Sept 6, 2007 to March 31, 2010

Revenue:
Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and Administrative	5 960	1 004	30 273
Consulting, Legal and Accounting	5 800	4 500	55 800

Total expenses	11 760	5 504	86 073

Net loss	$(11 760)	$(5 504)	$(86 073)

Basic and Diluted Earnings (Loss) per Common Share	$0.00	$0.00

Weighted Average Number of Common Shares	15 225 000	15 225 000

The accompanying notes are an integral part of these statements.
5

ALGOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		From Inception Sept 6, 2007 to March 31, 2010

	2010	2009

Operating Activities:
Net income (loss)	$(11 760)	$(5 504)	$(86 073)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Stock issued for services	-	-	11 900
Accounts payable increase (decrease)	2 700	4 900	4 970
Due from related party (increase) decrease	(5 000)		(5 000)

Net cash provided by (used in) operating activities	(14 060)	(604)	(74 203)

Investing Activities:
Cash (used) in investing activities	-	-	-

Financing Activities:	-	-
Due to related party increase	25 000		35 550
Proceeds from the sale of Stock	-	-	49 600

Net cash provided by (used in) financing activities	25 000	-	85 150

Net increase (decrease) in cash and cash equivalents	10 940	(604)	10 947

Cash and cash equivalents at beginning of period	7	1 662	-

Cash and cash equivalents at end of period	10 947	1 058	10 947

Supplemental Information:
Interest	-	-	-

Taxes	-	-	-

The accompanying notes are an integral part of these statements.
6

ALGOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2010

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of March 31, 2010 there were no cash equivalents.

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

Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company

Dividends

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

Development Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of Topic 26, "Accounting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company's existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to March 31, 2010 of $86,073.

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

NOTE 5.  NOTE RECEIVABLE

The non-interest bearing note receivable in the amount $5,000 was issued in March 2010 and matures in the year 2011.

NOTE 6.  RELATED PARTY TRANSACTION

As of December 31, 2010, the Company has concluded a Personal Loan Agreement with its CEO. The loan is in the amount of $10,550 and is for administrative purposes.

On March 17, 2010 the company took a loan in the amount $25,000. As of March 31, 2010 the loan is in the amount of $35,550. The amount due to the related party is unsecured and non interest-bearing.

NOTE 7.  STOCKHOLDERS EQUITY

The Company is authorized 75,000,000 common shares with a $0.001 par value. As of March 31, 2010, 15,225,000 shares were issued and outstanding.

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

NOTE 8.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") "Revenue Recognition (ASC 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("EITF"). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. We are currently evaluating the impact of ASU 2009-13 on our financial statements.

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

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company's financial statements.

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

On February 24, 2010, the FASB issued guidance in the "Subsequent Events" topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the "Subsequent Events" topic to include the definition of "SEC filer" and exclude the definition of "Public entity"; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company's results of operations of financial condition.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 9.  SUBSEQUENT EVENT

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

Algoil, Inc. was incorporated in Nevada on September 6, 2007 under the name Powergae, Inc. with the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors. On September 24, 2009, we changed our name to Algoil, Inc. The central concept of our company is making the production of biodiesel independent of its traditional sources such as soy bean, rape, sunflower seed or palm oil. The oil consumed by our biodiesel plants will be produced from algae grown in special bioreactors. The use of bioreactors will secure adequate supply of oil even under insufficient lighting or heating. To achieve our objectives, we plan to use commercial equipment sourced from the leading world suppliers. This modern, highly efficient equipment will allow the production of biodiesel fully confirming to American and European quality standards. We have not generated any revenue from operations.

Our in-house Research and development program provides ongoing refinements for existing production technologies. We have an active collaboration with the Institute of Biology of the Southern Seas of the National Academy of Sciences of Ukraine, the foremost authority in the field of algae farming.

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

Results of Operations for the three months ended March 31, 2010 and 2009

We had zero revenues for the three months ended March 31, 2010 and 2009.

Operating Expenses for the three months ended March 31, 2010 and 2009

We had operating expenses of $11,760 and 5,504 for the three months ended March 31, 2010 and 2009. For three months ended March 31, 2010, these expenses consisted of General and Administrative expenses $5,960 and Professional expenses $5,800. For three months ended March 31, 2009, the expense consisted of General and Administrative expense $1,004 and Professional expense $4,500. The General and Administrative expenses increased $4,956 in the three months ended march 31, 2010 due to the increase in expenditure in consultant fee and contractor fee.

For the period from September 6, 2007 to March 31, 2010, we recorded a net loss of $86,073. We incurred operating expense of $86,073 and these expenses consisted of General and Administrative expenses $30,273 and Professional expenses $55,800.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

There were no other changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

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

Date: May 17, 2010	By: /s/ Andrew Kovalenko
Andrew Kovalenko
Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer