Form 10-Q
period 2010-06-30
Algoil, Inc.
filed 2010-08-23
CIK 1426530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 000-53144
___________________________________________________

ALGOIL, INC. (f/k/a Powergae, Inc.)
 (Exact name of registrant as specified in its charter)
___________________________________________________

NEVADA	26-1478549
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

13520 Oriental St. Rockville, MD	20853
(Address of principal executive offices)	(Zip Code)

(202) 536-5191
 (Registrant’s telephone number, including area code)
_____________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐     Accelerated Filer  ☐      Non-Accelerated Filer  ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.Yes ☒  No  ☐

As of as of August 12, 2010 the registrant had 15,225,000 shares of its Common Stock, $0.001 par value, outstanding.

ALGOIL, INC.
FORM 10-Q
JUNE 30, 2010
INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009
Statements of Operations for the Six Months Ended June 30, 2010 and 2009 and the Period from September 6, 2007 (Inception) through June 30, 2010 (Unaudited)
Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and the Period from September 6, 2007 (Inception) through June 30, 2010 (Unaudited)
Notes to Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition & Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed & Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ALGOIL, INC.
(A Development Stage Company)

(Formerly Powergae, Inc.)

Balance Sheets

	June 30,	December 31,
	2009	2009
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$7

Total Assets	$-	$7

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$4,970	$2,270
Due to related party	-	10,550
Total Liabilities	4,970	12,820

Stockholders' Deficit
Common stock, $.001 par value, 75,000,000 shares authorized,
15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	65,878	46,275
Deficit accumulated during the development stage	(86,073)	(74,313)
Total Stockholders' Deficit	(4,970)	(12,813)

Total Liabilities and Stockholders' Deficit	$-	$7

See notes to unaudited financial statements.

ALGOIL, INC.
(A Development Stage Company)

(Formerly Powergae, Inc.)

Statements of Operations
(Unaudited)

					For the Period
					September 6, 2007
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenue:
Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Expenses
General and administrative	-	897	5,960	1,901	30,273
Consulting, legal, and accounting	-	2,000	5,800	6,500	55,800
Total Expenses	-	2,897	11,760	8,401	86,073

Net Loss	$-	$(2,897)	$(11,760)	$(8,401)	$(86,073)

Net Loss Per Share - Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
oustanding during the period -
Basic and Diluted	15,225,000	15,225,000	15,225,000	15,225,000

See notes to unaudited financial statements.

ALGOIL, INC.
(A Development Stage Company)

(Formerly Powergae, Inc.)

Statements of Cash Flows
(Unaudited)

			For the
	For the	For the	Period From
	Six Months	Six Months	September 6, 2007
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash Flows Used In Operating Activities:
Net Loss	$(11,760)	$(8,401)	$(86,073)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	-	-	11,900
Accounts payable increase (decrease)	2,700	3,900	4,970
Net Cash Used In Operating Activities	(9,060)	(4,501)	(69,203)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities:
Increase in due to related party	25,000	3,000	35,550
Payments to related party	(15,947)	-	(15,947)
Proceeds from sale of common stock	-	-	49,600
Net Cash Provided By Financing Activities	9,053	3,000	69,203

Net Increase (Decrease) in Cash	(7)	(1,501)	-

Cash at Beginning of Period	7	1,662	-

Cash at End of Period	$-	$161	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non Cash Disclosure:
Conversion of related party payable to capital	$19,603	$-	$19,603

Additional paid-in-capital	$(19,603)	$-	$(19,603)

See notes to unaudited financial statements.

ALGOIL, INC.
 (A Development Stage Company)
(Formerly Powergae, Inc.)
 Notes to Financial Statements
June 30, 2010
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K filed on January 8, 2010 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Nature of Business

Algoil, Inc. was incorporated in Nevada on September 6, 2007 under the name Powergae, Inc. with the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors.  On September 24, 2009, the Company changed its name to Algoil, Inc.  The central concept of Algoil, Inc. was making the production of biodiesel independent of its traditional sources such as soy bean, rape, sunflower seed or palm oil.

On May 21st, 2010, the Company experienced a change in control (See NOTE 2. Change of Control)  As a result of the change in control, the Company has abandoned its original plan of developing and operating biodiesel facilities and is currently assessing and evaluating new strategic opportunities as it remains in its development stage.

Going Concern

As indicated in the accompanying unaudited financial statements, the Company has incurred cumulative net operating losses of $86,073 since inception of the development stage and does not have any working capital.  Management’s plans include the seeking of a merger candidate and the raising of capital through equity markets to fund future operations and the generating of revenue through its business.  Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2.  CHANGE OF CONTROL

On May 21, 2010, Magic Grace Ltd. acquired the majority of the issued and outstanding common stock of Algoil, Inc. (formerly Powergae, Inc.), a Nevada corporation, in accordance with a stock purchase agreement by and between Andriy Kovalenko and Magic Grace Ltd.  On the closing date, May 21, 2010, pursuant to the terms of the Stock Purchase Agreement, Magic Grace Ltd. purchased from Kovalenko 14,290,000 shares of Company outstanding common stock for $187,500.  In accordance with the agreement, all related party obligations were settled.

NOTE 3.  STOCKHOLDERS’ DEFICIT

In accordance with the stock purchase agreement (see NOTE 2. Change of Control) all related party obligations - net were forgiven resulting in a capital contribution of $19,603.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Board issued Accounting Standards Update No. 2010-17, Milestone Method of Revenue Recognition, a Consensus of the FASB Emerging Issues Task Force.  This standard provides guidance on defining a milestone and when it is appropriate to apply this standard in recognizing revenue from research and development transactions.  In general, this standard permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition.  This standard becomes effective for fiscal periods beginning after June 15, 2010 and early adoption is permitted.  Management does not believe that adoption of this standard will have a material effect on the Company’s financial statements.

NOTE 5.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission.  The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our subsequent filings with the Securities and Exchange Commission.

Plan of Operation

The Company was incorporated in Nevada on September 6, 2007 under the name Powergae, Inc. with the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors.  On September 24, 2009, we changed our name to Algoil, Inc.

On May 21st, 2010, pursuant to a Stock Purchase Agreement, Magic Grace Ltd. purchased a total of 14,290,000 shares of the Company’s outstanding common stock from certain shareholders.  As a result of the Stock Purchase Agreement, the Company experienced a change in control under which 93.8% of the shares of the company are now held by Magic Grace Ltd., the new majority shareholder.  In accordance with the change in control, Andriy Kovalenko resigned as the Company's President, CEO, and any other positions held by him on May 21, 2010. On the same date, David E. Price was appointed as Director of the Company.

As a result of the change in control, the Company has abandoned its original plan of developing and operating biodiesel facilities and is currently assessing and evaluating new strategic opportunities.  The Company’s operations have been moved from Kharkov, Ukraine to Rockville, Maryland.

Because the Company is still developing its current strategic plan, the Company’s operating expenses will largely consist of professional fees. For the fiscal year 2010, we speculate that there may be no revenue generated and therefore the Company will operate at a loss.  We currently do not have sufficient financial resources to meet the anticipated costs of pursuing a new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing and other sources, such as our officers, directors and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

Limited Operating History

Efforts of our management and directors to establish new ventures continues.  We were formed in September 2007 and we have limited operations upon which an evaluation of our company and our prospects can be based. There can be no assurance that our management will be successful in concluding a successful plan or that we will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

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

For the six months ending June 30, 2010, we had $0 revenues.  Expenses for the period totaled $11,760 resulting in a net loss of $11,760. Expenses of $11,760 for the period consisted of $5,960 for general and administrative expenses and $5,800 for professional fees.

For the six months ended June 30, 2009, we had $0 revenues. Expenses for the period totaled $8,401 resulting in a net loss of $8.401.  Expenses of $8,401 for the period consisted of $1,901 for general and administrative expenses and $6,500 for professional fees.

For the period from inception through June 30, 2010, we had $0 revenues.  Expenses for the period totaled $86,073 for a net loss of $86,073. Expenses of $86,073 for the period consisted of $30,273 for general and administrative expenses and $55,800 for professional fees.

Liquidity and Capital Resources

As of June 30, 2010 we had no cash or other assets.  We have historically met our cash needs through proceeds from private placements of our securities and loans. Our cash requirements are generally for general and administrative activities and professional fees.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our estimate of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our estimates of operations for the next twelve months.  We anticipate that depending on market conditions and our operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

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

Our significant accounting policies are summarized in Note 2 of our financial statements as presented in our last 10K. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not exposed to market risk related to interest rates or foreign currencies.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with US generally accepted accounting principles.

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

Our CEO and CFO evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, our CEO and CFO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2010, our internal control over financial reporting was not fully effective, and has taken under advisement the setting up of a Financial Committee to better prepare the company for the next Quarterly Report.

Changes in Internal Control over Financial Reporting

During the Quarter ended June 30, 2010, the Company experienced a change in control resulting in the resignation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  The new majority shareholder has installed a new Board of Directors and appointed a new CEO and CFO.

Other than the change in control discussed above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on current regulations, Section 404(a) of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For our fiscal year ending December 31, 2010, we currently expect to be exempt from such requirement.

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

Item 1A.  Risk Factors

Not Required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd.  Also on July 8, 2010, the Company filed an amendment to increase its authorized number of common shares to 1,000,000,000 at $0.001 par value.

On July 19, 2010, the Company's Board of Directors declared a forty-to-one forward stock split which was distributed on August 5, 2009 to shareholders of record and has filed an amendment to its Articles of Incorporation in the State of Nevada.  The Company is awaiting approval of the stock split from The Financial Industry Regulatory Authority (“FINRA”) as well as a new ticker symbol.

Item 6.  Exhibits

Exhibit 3.1	Certificate of Amendment to Articles of Incorporation for Change of Company’s Name

Exhibit 3.2	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Forty-to-One Forward Stock Split

Exhibit 31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

Exhibit 32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2010	By: /s/ David E. Price
David E. Price
Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer