Form 10-Q
period 2010-09-30
Spartan Gold Ltd.
filed 2010-11-22
CIK 1426530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 000-53144
___________________________________________________

SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐     Accelerated Filer  ☐      Non-Accelerated Filer  ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.Yes ☒  No  ☐

As of as of November 12, 2010 the registrant had 213,150,000 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.
FORM 10-Q
SEPTEMBER 30, 2010
INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3
	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and the Period from September 6, 2007 (Inception) through September 30, 2010 (unaudited)	4
	Statements of Stockholders’ Deficiency for Period from September 6, 2007 (Inception) through September 30, 2010 (unaudited)	5
	Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and the Period from September 6, 2007 (Inception) through September 30, 2010 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition & Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1.A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	(Removed & Reserved)	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURE		18

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2009	2009
	(unaudited)	(adjusted for
		stock split)

ASSETS

Current Assets
Cash	$-	$7
Prepaid mineral rights	12,500	-
Total Assets	12,500	7

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$6,250	$2,270
Due to related party	30,115	10,550
Total Liabilities	36,365	12,820

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock, $.001 par value, 1,000,000,000 shares authorized, 213,150,000 and 609,000,000 issued and outstanding, respectively	213,150	609,000
Additional paid-in capital	415,453	-
Deficit accumulated during the development stage	(652,468)	(621,813)
Total Stockholders' Deficit	(23,865)	(12,813)

Total Liabilities and Stockholders' Deficit	$12,500	$7

See notes to unaudited financial statements.

SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
(A Development Stage Company)

Statements of Operations
(unaudited)

					For the Period
					September 6, 2007
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenue:
Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Expenses
General and administrative	16,365	404	22,325	2,305	46,638
Consulting, legal, and accounting	2,530	2,000	8,330	8,500	58,330
Total Expenses	18,895	2,404	30,655	10,805	104,968

Net Loss	$(18,895)	$(2,404)	$(30,655)	$(10,805)	$(104,968)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period (as adjusted for stock split) -
Basic and Diluted	393,864,130	609,000,000	536,500,000	609,000,000
See notes to unaudited financial statements.

SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
(A Development Stage Company)

Statements of Stockholders' Deficiency
For the period from September 6, 2007 (Inception) to September 30, 2010
Adjusted for 40 to 1 Stock Split
(unaudited)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
			paid-in	development	Stockholders'
	Shares	Amount	capital	stage	deficiency

Common stock issued to founders at $.000025 per share	480,000,000	$480,000	$-	$(468,000)	$12,000

Common stock issued for cash at $0.0005 per share	65,000,000	65,000	-	(32,500)	32,500

Net loss for the period September 6, 2007 (inception) to December 31, 2007	-	-	-	(24,400)	(24,400)

Balance, December 31, 2007	545,000,000	545,000	-	(524,900)	20,100

Common stock issued for cash at $0.000025 per share	60,000,000	60,000	-	(45,000)	15,000

Common stock issued for cash at $0.0005 per share	4,000,000	4,000	-	(2,000)	2,000

Net loss for the year ended September 30, 2008	-	-	-	(36,538)	(36,538)

Balance, September 30, 2008	609,000,000	609,000	-	(608,438)	562

Net loss for the year ended September 30, 2009	-	-	-	(13,375)	(13,375)

Balance, September 30, 2009	609,000,000	609,000	-	(621,813)	(12,813)

Contribution of related party loan	-	-	19,603	-	19,603

Shares retired and cancelled	(395,850,000)	(395,850)	395,850	-	-

Net loss for nine months ended September 30, 2010	-	-	-	(30,655)	(30,655)

Balance, September 30, 2010	213,150,000	$213,150	$415,453	$(652,468)	$(23,865)

See notes to unaudited financial statements.

SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
(A Development Stage Company)

Statements of Cash Flows
(unaudited)

			For the
	For the	For the	Period From
	Nine Months	Nine Months	September 6, 2007
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash Flows Used In Operating Activities:
Net Loss	$(30,655)	$(10,805)	$(104,968)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	-	-	11,900
Prepaid mineral rights	(12,500)	-	(12,500)
Accounts payable	3,980	-	6,250
Net Cash Used In Operating Activities	(39,175)	(10,805)	(99,318)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities:
Increase in due to related party	55,115	9,150	65,665
Payments to related party	(15,947)	-	(15,947)
Proceeds from sale of common stock	-	-	49,600
Net Cash Provided By Financing Activities	39,168	9,150	99,318

Net Decrease in Cash	(7)	(1,655)	-

Cash at Beginning of Period	7	1,662	-

Cash at End of Period	$-	$7	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Conversion of related party payable to capital	$19,603	$-	$19,603

Retirement of 395,850,000 (as adjusted for stock split) shares of common stock	$395,850	$-	$395,850

See notes to unaudited financial statements.

SPARTAN GOLD LTD.
 (A Development Stage Company)
(Formerly Algoil, Inc.)
 Notes to Financial Statements
September 30, 2010
(unaudited)

NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

Organization

Spartan Gold Ltd., the “Company”, “we”, “us”, “our”, or “Spartan”, was incorporated in Nevada on September 6, 2007 under the name Powergae, Inc. with the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors.  On September 24, 2009, the Company changed its name to Algoil, Inc.  The central concept of Algoil, Inc. was making the production of biodiesel independent of its traditional sources such as soy bean, rape, sunflower seed or palm oil.

On May 21, 2010, the Company experienced a change in control.  Magic Grace Ltd. acquired the majority of the issued and outstanding common stock of Algoil, Inc. in accordance with a stock purchase agreement by and between Andriy Kovalenko and Magic Grace Ltd.  On the closing date, May 21, 2010, pursuant to the terms of the Stock Purchase Agreement, Magic Grace Ltd. purchased from Mr. Kovalenko 14,290,000 shares of Company’s outstanding common stock for $187,500.  In accordance with the agreement, all related party obligations were settled.   As a result of the change in control, the Company has abandoned its original plan of developing and operating biodiesel facilities.

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd.

Stock Split

On July 19, 2010, the Company's Board of Directors declared a forty-to-one forward stock split of all outstanding shares of common stock.  All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to July 19, 2010.  Additionally, on August 12, 2010, Magic Grace Ltd. returned and the Company retired 9,896,250 (395,850,000 as adjusted for stock split), making the current total issued and outstanding shares of the company 213,150,000.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K filed on March 26, 2010 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Nature of Business

The Company is an early stage, multi-disciplined mining and exploration company focused on the acquisition and development of gold and other precious metals projects.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, respectively, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260-10, “Earnings Per Share.” As of September 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under FASB Codification Topic 718-10 (“ASC 718-10”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Statement of Financial Accounting Standards No. 7 (SFAS 7).  The Company's planned principal operations have not fully commenced.

Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under ASC 105-10, the “FASB Accounting Standards Codification” (“Codification”) becomes the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  As the Codification was not intended to change or alter existing GAAP, the adoption of ASC 105-10 did not have to an impact on the Company’s financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of ASC 805-10 (Staff Accounting Bulletin (SAB) No. 112).  This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations.  Specifically, the staff updated the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, ASC 805-10, Business Combinations, and ASC 810-10 Non-controlling Interests in Consolidated Financial Statements.  The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission’s official approval.  They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820-10 does not require any new fair value measurements.  However, for some entities, the application of ASC 820-10 will change current practice.  The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820-10 effective December 31, 2009 for financial assets and the adoption did not have a significant effect on its financial statements.

In February 2007, the FASB issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted ASC 825-10 effective December 31, 2009 and the adoption did not have a significant effect on its financial statements.

In December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s financial statements.

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25.  This consensus provides for two significant changes to the existing multiple element revenue recognition guidance.  First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements.  Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the relative selling price.  This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year.  Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements.  We adopted this standard effective January 1, 2010, and its adoption did not have a material impact on our financial position or results of operations.

Effective December 31, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after December 2009, the date the Company issued these financial statements.

Effective for the interim reporting period ending December 31, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65  requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending December 31, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  The adoption of this standard did not and will not have a material impact on our financial position or results of operations.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition, a Consensus of the FASB Emerging Issues Task Force.  This standard provides guidance on defining a milestone and when it is appropriate to apply this standard in recognizing revenue from research and development transactions.  In general, this standard permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition.  This standard becomes effective for fiscal periods beginning after June 15, 2010 and early adoption is permitted.  Management does not believe that adoption of this standard will have a material effect on the Company’s financial statements.

NOTE 3.  RELATED PARTIES

On December 15, 2007, the Company issued 400,000,000 shares of common stock at $.000025 per share (adjusted for the forty-to-one stock split) to Andrew Kovalenko, the CEO and a Founder of the Algoil, Inc. (formerly Powergae Inc).  (See NOTE 4. Stockholders’ Deficit).

On December 15, 2007, the Company issued 80,000,000 shares of common stock at $.000025 per share (adjusted for the forty-to-one stock split) to Dmitriy V. Dobroshtan, the CTO and a Founder of the Algoil, Inc. (formerly Powergae Inc).  (See NOTE 4. Stockholders’ Deficit).

As of December 31, 2009, the Company had concluded a Personal Loan Agreement with its CEO, Andriy Kovalenko. The loan was in the amount of $10,550 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

During the three months ended March 31, 2010, the Company borrowed an additional $25,000 from Mr. Kovalenko.  On May 21, 2010, in connection with the aforementioned change in control, $15,947 was repaid to Mr. Kovalenko and the remaining $19,603 was contributed to capital.

For the period from May 21, 2010 through September 30, 2010, Magic Grace Ltd., the Company’s principal shareholder, loaned the Company $30,115 for expenses paid in connection with the Company’s operations.  The loan is non-interest bearing and there is no repayment date.

NOTE 4.  STOCKHOLDERS’ DEFICIT

On December 15, 2007, the Company issued 400,000,000 shares of common stock at $.000025 per share (adjusted for the forty-to-one stock split) to Andrew Kovalenko, the CEO and a Founder of the Algoil, Inc. (formerly Powergae Inc).  (See NOTE 3. Related Parties).

On December 15, 2007, the Company issued 80,000,000 shares of common stock at $.000025 per share (adjusted for the forty-to-one stock split) to Dmitriy V. Dobroshtan, the CTO and a Founder of the Algoil, Inc. (formerly Powergae Inc).  (See NOTE 3. Related Parties).

On December 15, 2007, the Company issued 65,000,000 restricted shares of common stock for $32,500 cash or $0.0005 per share (adjusted for the forty-to-one stock split).

On January 30, 2008, the Company issued 60,000,000 restricted shares of common stock for $15,000 cash or $0.000025 per share (adjusted for the forty-to-one stock split).

On May 2, 2008, the Company issued 4,000,000 restricted shares of common stock for $2,000 cash or $0.0005 per share (adjusted for the forty-to-one stock split).

In accordance with the stock purchase agreement on May 21, 2010 (see NOTE 1. Organization), all related party obligations - net were forgiven resulting in a capital contribution of $19,603.   (See NOTE 3. Related Parties).

On July 8, 2010, the Company filed an amendment to increase its authorized number of common shares to 1,000,000,000 at $0.001 par value.

On July 19, 2010, the Company's Board of Directors declared a forty-to-one forward stock split which was distributed on August 5, 2009 to shareholders of record and has filed an amendment to its Articles of Incorporation in the State of Nevada.

On August 12, 2010, Magic Grace Ltd. returned, and the Company retired, 9,896,250 (395,850,000 as adjusted for stock split).

As of September 30, 2010, 213,150,000 shares were issued and outstanding after adjustment for the stock split.

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $30,655 and $10,805 for the nine months ended September 30, 2010 and 2009 and has incurred cumulative losses since inception of $104,968.  The Company has a stockholders’ deficit of $23,865 at September 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6.  SUBSEQUENT EVENTS

On October 22, 2010, the Company and Alabama Mineral Properties LLC completed an Acquisition Rights Agreement whereby Spartan Gold Ltd. agreed to acquire all of Alabama Mineral Properties LLC’s mineral rights in the Arbachoochee Gold Prospect, a tract of approximately 500 acres. The purchased assets to be acquired under the terms of the transaction include all legal rights and equitable title to the mineral rights held by deed in the name of Alabama Mineral Properties, LLC.  Terms of the agreement call for a cash payment of $50,000 and 112,447,380 shares of the Company’s stock.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

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

On May 21st, 2010, pursuant to a Stock Purchase Agreement, Magic Grace Ltd. purchased a total of 14,290,000 shares of the Company’s outstanding common stock from certain shareholders.  As a result of the Stock Purchase Agreement, the Company experienced a change in control under which 93.8% of the shares of the company are now held by Magic Grace Ltd., the new majority shareholder.  In accordance with the change in control, Andriy Kovalenko resigned as the Company's President, CEO, and any other positions held by him on May 21, 2010. On the same date, David E. Price was appointed as Director and Chief Executive Officer of the Company.

As a result of the change in control, the Company has abandoned its original plan of developing and operating biodiesel facilities and has adopted a new strategic plan to become a multi-disciplined mining and exploration company focused on the acquisition and development of gold and other precious metals projects.  The Company’s operations have been moved from Kharkov, Ukraine to Rockville, Maryland.

Because the Company is in the early stages of executing its strategic plan, the Company’s operating expenses will largely consist of professional fees. For the fiscal year 2010, we anticipate that there may be no revenue generated and therefore the Company will operate at a loss.  We currently do not have sufficient financial resources to meet the anticipated costs of pursuing this new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing and other sources, such as our officers, directors and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

Recent Events

On October 22, 2010, the Company and Alabama Mineral Properties LLC compl,eted an Acquisition Rights Agreement whereby Spartan Gold Ltd. agreed to acquire all of Alabama Mineral Properties LLC’s mineral rights in the Arbachoochee Gold Prospect, a tract of approximately 500 acres. The purchased assets to be acquired under the terms of the transaction include all legal rights and equitable title to the mineral rights held by deed in the name of Alabama Mineral Properties, LLC.  Terms of the agreement call for a cash payment of $50,000 and 112,447,380 shares of the Company’s stock.

The Arbacoochee prospect is located within the historically productive gold mining region of northeastern Alabama, with substantial potential for mineral exploration and development. The Arbacoochee gold prospect abuts the noted Arbacoochee Mining District, where significant surface exploration and sampling efforts have been conducted on the property yielding positive results. Notably, the majority of shallow grab samples taken from across the property have shown the presence of significant alluvial gold. Additionally, historical deeper drill core samples have also indicated that gold values continue down into the host rock.

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

RESULTS OF OPERATIONS

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in this early stage of our operations. In addition, results of operations, which may fluctuate in the future, may be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

For the nine months ending September 30, 2010, we had $0 revenues.  Expenses for the period totaled $30,655 resulting in a net loss of $30,655. Expenses of $30,655 for the period consisted of $22,325 for general and administrative expenses and $8,330 for professional fees.

For the nine months ended September 30, 2009, we had $0 revenues. Expenses for the period totaled $10,805 resulting in a net loss of $10,805.  Expenses of $10,805 for the period consisted of $2,305 for general and administrative expenses and $8,500 for professional fees.

For the period from inception through September 30, 2010, we had $0 revenues.  Expenses for the period totaled $104,968 for a net loss of $104,968. Expenses of $104,968 for the period consisted of $46,638 for general and administrative expenses and $58,330 for professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010 we had no cash and 12,500 of total assets.  We have historically met our cash needs through proceeds from private placements of our securities and loans. Our cash requirements are generally for general and administrative activities and professional fees.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional footnote disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

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

With the participation of the CEO, who is also our acting CFO, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment performed using the criteria established by COSO, management has concluded that we had the following material weaknesses in our internal control over financial reporting:

1.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
2.	Lack of segregation of duties over financial transaction processing and reporting;
3.	Ineffective controls and insufficient written policies and procedures over period end financial disclosure and reporting processes.

Changes in Internal Control Over Financial Reporting

In an effort to remediate the identified material weaknesses discussed above and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures:

For the material weakness concerning our Audit Committee, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.  We plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal  controls and procedures such as reviewing and approving estimates and assumptions made by management.

For the material weakness concerning deficiencies in segregation of duties, we are currently reviewing our internal controls under new management to assure that we have adequately trained personnel to more timely complete the company’s Quarterly and other filings with the SEC.  We shall create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

For the material weakness concerning deficiencies in the financial reporting process, we are working to develop and implement sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures.

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this report on Form 10-Q for the fiscal quarter ended September 30, 2010 accurately present our financial condition, results of operations and cash flows in all material respects.

Other than the items identified above, no change in Spartan Gold’s control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Spartan Gold’s internal control over financial reporting.

Based on current regulations, Section 404(a) of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For our fiscal year ending December 31, 2010, we currently expect to be exempt from such requirement.

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

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

On October 22, 2010, the Company and Alabama Mineral Properties LLC completed an Acquisition Rights Agreement whereby Spartan Gold Ltd. agreed to acquire all of Alabama Mineral Properties LLC’s mineral rights in the Arbachoochee Gold Prospect, a tract of approximately 500 acres. The purchased assets to be acquired under the terms of the transaction include all legal rights and equitable title to the mineral rights held by deed in the name of Alabama Mineral Properties, LLC.  Terms of the agreement call for a cash payment of $50,000 and 112,447,380 shares of the Company’s stock.

Item 6.  Exhibits

Exhibit 3.1	Certificate of Amendment to Articles of Incorporation for Change of Company’s Name (1)

Exhibit 3.2	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (1)

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Forty-to-One Forward Stock Split (1)

Exhibit 10.1	Asset Purchase Agreement between Spartan Gold Ltd. And Alabama Mineral Properties LLC (2)

Exhibit 31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002 (3)

Exhibit 32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002 (3)

(1)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on August 23, 2010.
(2)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2010.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2010	By: /s/ David E. Price
David E. Price
Chairman, President, Chief Executive Officer (Principle Executive Officer), Acting Chief Financial Officer