Form 10-Q/A
period 2010-06-30
Spartan Gold Ltd.
filed 2010-12-14
CIK 1426530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10Q-A

CURRENT REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
____________________

Commission File No. 0-52556
____________________

SPARTAN GOLD LTD.
(Name of small business issuer as specified in its charter)

Nevada	27-3726384
State of Incorporation	IRS Employer Identification No.

13591 N. Scottsdale Rd Suite 233 Scottsdale, AZ 85260
(Address of principal executive offices)

(602) 904-5411
(Issuer's telephone number)

ALGOIL, INC. (f/k/a Powergae, Inc.)

(Former name or former address, if changed since last report)

13520 Oriental St
Rockville, Md 20853
(202) 536-5191

(This Amended 10Q is filed to clarify as “ineffective” our then-implemented disclosure control & procedures)

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Per Item 308(a) of Regulation S-K and as required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with US generally accepted accounting principles.

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

Our CEO and CFO evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, our CEO and CFO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2010, our internal control over financial reporting was not effective , and has taken under advisement the setting up of a Financial Committee to better prepare the company for the next Quarterly Report.

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

Item 6.  Exhibits

Exhibit 3.1	Certificate of Amendment to Articles of Incorporation for Change of Company’s Name *

Exhibit 3.2	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares *

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Forty-to-One Forward Stock Split *

Exhibit 31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

Exhibit 32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
_______________
* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2010	By: /s/ David E. Price
David E. Price
Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer