Form 10-Q/A
period 2010-06-30
Spartan Gold Ltd.
filed 2011-01-21
CIK 1426530

U.S. Securities and Exchange Commission

Washington, D.C. 20549

____________________

Form 10Q-A2

____________________

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

(602) 904-5411
(Issuer's telephone number)

__________________________________________________
(Former name or former address, if changed since last report)

13520 Oriental St
Rockville, Md 20853
(202) 536-5191

(Explanatory Note - this Amended 10QA2 is filed to clarify our conclusion as to the effectiveness of our disclosure control & procedures pursuant to §307 of Reg SK)

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

ALGOIL, INC.
FORM 10Q-A
JUNE 30, 2010
INDEX

PART I -- FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4
	Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	4
	Statements of Operations for the Six Months Ended June 30, 2010 and 2009 and the Period from September 6, 2007 (Inception) through June 30, 2010 (Unaudited)	5
	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and the Period from September 6, 2007 (Inception) through June 30, 2010 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition & Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10

PART II -- OTHER INFORMATION		11
		11
Item 1.	Legal Proceedings	11
Item 1.A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	(Removed & Reserved)	11
Item 5.	Other Information	11
Item 6.	Exhibits	11
		11
SIGNATURE		11

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
outsanding during the period -
Basic and Diluted	15,225,000	15,225,000	15,225,000	15,225,000

See notes to unaudited financial statements.

ALGOIL, INC.
(A Development Stage Company)

(Formerly Powergae, Inc.)

Statements of Cash Flows
(Unaudited)

			For the
			Period From
	For the Six Months	For the Six Months	September 6, 2007
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash Flows Used In Operating Activities:
Net Loss	$(11,760)	$(8,401)	$(86,073)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	-	-	11,900
Accounts payable increase (decrease)	2,700	3,900	4,970
Net Cash Used In Operating Activities	(9,060)	(4,501)	(69,203)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities:
Increase in due to related party	25,000	3,000	35,550
Payments to related party	(15,947)	-	(15,947)
Proceeds from sale of common stock	-	-	49,600
Net Cash Provided By Financing Activities	9,053	3,000	69,203

Net Increase (Decrease) in Cash	(7)	(1,501)	-

Cash at Beginning of Period	7	1,662	-

Cash at End of Period	$-	$161	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non Cash Disclosure:
Conversion of related party payable to capital	$19,603	$-	$19,603

Additional paid-in-capital	$(19,603)	$-	$(19,603)

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

Nature of Business

Spartan Gold Ltd.was incorporated in Nevada on September 6, 2007 under the name Powergae, Inc. with the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors.  On September 24, 2009, the Company changed its name to Spartan Gold Ltd. The central concept of Spartan Gold Ltd.was making the production of biodiesel independent of its traditional sources such as soy bean, rape, sunflower seed or palm oil.

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

NOTE 2.  CHANGE OF CONTROL

On May 21, 2010, Magic Grace Ltd. acquired the majority of the issued and outstanding common stock of Spartan Gold Ltd.(formerly Powergae, Inc.), a Nevada corporation, in accordance with a stock purchase agreement by and between Andriy Kovalenko and Magic Grace Ltd.  On the closing date, May 21, 2010, pursuant to the terms of the Stock Purchase Agreement, Magic Grace Ltd. purchased from Kovalenko 14,290,000 shares of Company outstanding common stock for $187,500.  In accordance with the agreement, all related party obligations were settled.

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

Plan of Operation

The Company was incorporated in Nevada on September 6, 2007 under the name Powergae, Inc. with the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors.  On September 24, 2009, we changed our name to Spartan Gold Ltd.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that disclosure controls and procedures was not effective

Per Item 307 of Regulation S-K and As required by Rule 13a-15(e) of the Exchange Act, we must disclose the conclusions of our evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with US generally accepted accounting principles.

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

Our CEO and CFO evaluated the effectiveness of the as of June 30, 2010. In making this assessment, our CEO and CFO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2010, our internal control over financial reporting was not effective, and has taken under advisement the setting up of a Financial Committee to better prepare the company for the next Quarterly Report.

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

Date: January 20th, 2011	By: /s/ William Whitmore

Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer