Form 10-K
period 2010-12-31
Spartan Gold Ltd.
filed 2011-03-02
CIK 1426530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K
_______________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______to______.

Commission File Number: 001-34996
______________________________________________
SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
 (Exact name of registrant as specified in its charter)
___________________________________________

Nevada	27-3726384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13951 N. Scottsdale Rd., Suite 233 Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (480) 391-7400
_________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 Par Value
(Title of class)
____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐           Accelerated Filer  ☐            Non-Accelerated Filer  ☐           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

On June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $42,312. During the period under review, there was no volume of the Company's shares that had been traded on the OTCBB; therefore, the aggregate market value was based on the per share price of the change in control transaction occurring on May 21, 2010.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of February 17, 2011 the registrant had 214,587,668 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD (f/k/a Algoil, Inc.)

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART 1

Item 1.    Business

Overview

Spartan Gold Ltd. (the "Company", “Spartan”, “we”, “us” or “our”) is a U.S. based junior gold exploration and mining company with gold exploration and development activity centered in both the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada. Spartan’s Poker Flats gold prospect is located within the Carlin-Rain region, and the Ziggurat gold prospect is located within the Round Mountain-Northumberland Mining District.

Each of these regions is endowed with major gold deposits operated by many of the world leaders in the mining industry. Major mining projects in the Carlin Trend are currently operated by Barrick Gold Corporation (trading on the NYSE and the TSX) and Newmont Mining Corporation (trading on the NYSE) which exist both north and south of the Poker Flats prospects respectively.  Additionally, some of the major mining projects in the Round Mountain-Northumberland districts are currently operated by Barrick Gold Corporation and Fronteer Gold (trading on the ASE) which exist in close proximity to the Ziggurat prospect.  The Company also has mining interests in the northeast region of Alabama in the historical Arbacoochee Mining District.  The Company is currently pursuing opportunities for several acquisition targets around the world and focusing on operational plans for current projects.  The directors, management and advisers of Spartan Gold have over 90 years of combined experience in the exploration and development of global mining projects.

Spartan's commitment to asset growth and increased shareholder value will be sustained by the development of highly prospective projects, accelerated exploration activities and the acquisition of viable resources. Spartan has selected an international board of directors experienced in undertaking exploration, development and funding of numerous energy and minerals projects around the world.

Company History

Spartan Gold Ltd. was incorporated in Nevada on September 6, 2007 under the name Powergae, Inc. with the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors.  On September 24, 2009, the Company changed its name to Algoil, Inc.  The central concept of Algoil, Inc. was making the production of biodiesel independent of its traditional sources such as soy bean, rape, sunflower seed or palm oil.

On May 21, 2010, the Company experienced a change in control.  Magic Grace Ltd. (“Magic Grace”) acquired the majority of the issued and outstanding common stock of Algoil, Inc. in accordance with a stock purchase agreement by and between Andriy Kovalenko and Magic Grace.  On the closing date, May 21, 2010, pursuant to the terms of the Stock Purchase Agreement, Magic Grace purchased from Mr. Kovalenko 14,290,000 (pre-split) restricted shares of Company’s outstanding common stock for $187,500.  In accordance with the agreement, all related party obligations were settled.   Also on May 21, 2010, Real Challenge Group, Ltd. (“Real Challenge”) acquired 935,000 (pre-split) free-trading shares of the Company’s outstanding common stock in accordance with a stock purchase agreement by and between Andriy Kovalenko, as a duly authorized representative of the selling shareholders, and Real Challenge for $187,500.   As a result of the change in control, the Company abandoned its original plan of developing and operating biodiesel facilities.

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd.  The Company has adopted its new strategic plan of gold exploration, development and mining.

On July 19, 2010, the Company's Board of Directors declared a forty-to-one forward stock split of all outstanding shares of common stock.  Subsequently, on August 12, 2010, Magic Grace contributed to the treasury, and the Company retired, 9,896,250 common shares of stock (395,850,000 as adjusted for the stock split).  The effect of the stock split and retirement of shares increased the number of shares of common stock outstanding from 15,225,000 to 213,150,000 as of August 12, 2010.

Our Strategy

We are currently focused on mineral exploration and development activities in the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada.  We have options for the mineral concession rights at two projects in this region: Poker Flats and Ziggurat, both of which are located near pre-existing operations of large mining corporations and have available mining and transportation infrastructures. Our strategy is to advance each of these projects to the drilling stage as aggressively as prudent financing will allow and to determine the presence of gold, silver or other precious mineral resources. If we are successful in doing so, we believe we can attract the attention of the existing mining companies already operating in the area or new mining companies to either enter into development agreements with us or to acquire the projects from us outright.

Additionally, we are currently exploring additional acquisition opportunities.

Mineral Properties

Currently, we have completed two Option and Mining Claim Agreements to the mineral rights on two properties in the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada and own the mineral rights to one property in the northeast region of Alabama.  A description of each property is summarized below:

Poker Flats Property

On December 22, 2010, we entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC”) and Sphere Resources, Inc. (“Sphere”).  MMC is the owner of a 100% interest in 25 mining claims known as “Poker Flats” located in the Carlin Mining District in Elko County Nevada.  MMC has agreed to grant a 70% interest in the mineral rights to us free of all charges, encumbrances and claims, except for the mining lease and royalty agreements currently in existence under the following terms and conditions: (a) an initial 51% interest in the property will be earned upon incurring exploration expenditures of US $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company, and (b) an additional 19% interest in the property will be earned upon incurring additional exploration expenditures of US $250,000 and completing and delivering to MMC an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study is to be incurred and paid by Sphere.

The Poker Flats properties are located approximately 20 miles south-southwest of Elko, Nevada, and comprise two non-contiguous blocks containing 25 unpatented lode mining claims, covering approximately 500 acres. All of the claims are within the Carlin-Rain Mining District in Elko County. The property has a National Instrument (NI) 43-101 technical report prepared by a Competent Person. According to the NI 43-101 technical report, the exploration focus at Poker Flats will be on Carlin-type mineralization, which typically occurs as finely dispersed sub-micron gold and some silver. The properties are in the vicinity of the large Rain Mine (Newmont), and the Emigrant Springs (Newmont) and Railroad-Pinyon (Gold Standard Ventures) gold properties. The previous geophysical and geological interpretations and past drilling indicate that the Poker Flats property has favorable characteristics for Carlin-type mineralization. Gold Standard Ventures has been actively drilling the Railroad property, located 3 kilometers southwest of Poker Flats, as reported in Thom Calandra's "Ticker Trax" newsletter. Gold Standard reported intersecting highly significant gold assay values in its most recent drilling at Railroad, well in excess of the average gold grade reported by Newmont for the Emigrant Springs gold deposit. Newmont is approved with a BLM decision to construct and start up an operating open pit heap leach gold mine at Emigrant Springs, which adjoins Poker Flats on its north border.

Additional drilling, geophysical and geological work is planned at Poker Flats by Spartan under a two-phase exploration program. Since the property is situated adjacent to other current gold mining properties such as Pinyon and Railroad, and the mineralized host rocks appear similar to those at Newmont's Rain Mine and at the Railroad deposit, additional exploration expenditures are justified for the Poker Flats property.

The exploration goal at the Poker Flats prospect is to identify a 500,000 to 1,000,000 ounce open-pittable mining resource. Major mining projects are currently operated by Barrick Gold Corporation (trading on the NYSE and the TSX) and Newmont Mining Corporation (trading on the NYSE) which exist both north and south of the Poker Flats prospects, respectively.

Title to the 70% interest in the property conveyed under the Option Agreement shall vest in the name of the Spartan Gold Ltd.  Spartan and Sphere shall then enter into a joint venture agreement whereby each party will be an equal partner with a 35% interest in the property.  If either party to the joint venture agreement fails to meet its annual expenditure obligation, the other party shall have the right to pay all or part of the shortfall in order to meet the program goals and thereby earn an additional proportionate share of the joint venture profits.

Upon exercise of the option, the Company will assume a 70% interest in an existing production royalty agreement which requires the payment of 3% Net Smelter Return (NSR) production royalty for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC.  The terms of the production royalty agreement provides MMC the right to purchase each of the three percentage points of the NSR Production Royalty for a lump sum payment of US $1,000,000 per percent at any time during the Agreement.  Upon exercise of the option, the Spartan-Sphere JV shall have the right to purchase up to 70% of the 3% NSR Production Royalty and MMC shall have the right to purchase up to 30% of the 3% Production Royalty.

Ziggurat Property

On December 27, 2010, we entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC”) and Sphere Resources, Inc. (“Sphere”).  MMC, is the owner of a 100% interest in 57 mining claims in Nye County, in the State of Nevada, known as “Ziggurat” Prospect.  Under the terms of the agreement, MMC has agreed to grant to us 70% interest in and to the property mineral rights free and clear of all charges, encumbrances and claims under the following terms and conditions: (a) a 51% interest in the property upon incurring exploration expenditures of US $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by Spartan, and (b) an additional 19% interest in the property upon incurring additional exploration expenditures of US $1,000,000 and completing and delivering to MMC an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study shall be incurred and paid by Sphere.

The Ziggurat gold property is located approximately 20 kilometers north of Round Mountain, Nevada, and comprises one contiguous block containing 57 unpatented lode mining claims, covering approximately 1,140 acres. All of the claims are within the Round Mountain-Northumberland Mining area in Nye County. The property has a National Instrument (NI) 43-101 technical report prepared by a Competent Person. According to the NI 43-101 technical report, the exploration focus at Ziggurat will be on Carlin-type mineralization, which typically occurs as finely dispersed sub-micron gold and some silver. The properties are in the vicinity of the large Round Mountain (Kinross-Barrick), Gold Hill (Kinross-Barrick), and Northumberland (Fronteer Gold) gold mines. The previous geophysical and geological interpretations indicate that the Ziggurat property has favorable characteristics for potentially open pittable Carlin-style gold mineralization.

Additional drilling, geophysical and geological work is planned under a two-phase exploration program. Since the property is situated adjacent to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditure.

The exploration goal at the Ziggurat prospect is to identify a multi-million ounce open-pittable gold mining resource. Major mining projects are currently operated by Barrick Gold Corporation (trading on the NYSE and the TSX) and Fronteer Gold (trading on the ASE) which exist both south and north of the Ziggurat prospect, respectively.

Title to the 70% interest in the property conveyed under the Option Agreement shall vest in the name of the Optionee (Spartan).  Upon exercise of the option and acquisition of the 70% interest in the property, Spartan and Sphere shall then enter into a joint venture agreement whereby each party will be an equal partner having a 35% interest in the property.  If either party to the joint venture agreement fails to meet its annual expenditure obligation, the other party shall have the right to pay all or part of the shortfall in order to meet the program goals and thereby earn an additional proportionate share of the joint venture profits.

Arbachoochee Gold Prospect

On October 22, 2010, we acquired the mineral rights to a Gold Prospect which is a tract of approximately 320 acres located in close proximity to the historic Arbacoochee Gold Mining District. This Prospect contains minable placer located in Cleburne County, Alabama, 9 miles southeast of the city of Heflin. The property is located adjacent to the historic Gold Hill and is the central drain point for that hill. Most of the area’s historic gold production came from placer deposits near Gold Hill and Clear Creek. This property has not been worked in over 120 years.  The recent price of gold has made the previously dormant properties a viable target to explore and bring online.

The Company assumed an existing mineral royalty agreement which requires the payment of 6% Net Smelter Return (NSR) overriding royalty for any and all precious metals that are mined, processed or recovered from the Arbachoochee Gold Prospect to AMP.

Employees

As of December 31, 2010, the Company has four employees and three consultants.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov.  In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A.    Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

There is substantial doubt about the Company’s ability to continue as a going concern.

Our auditor's report on our 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "December 31, 2010 Audited Financial Statements."

We have a limited operating history and are still in the development stage.

We have only entered the field of precious metals mining within the past twelve months, making it difficult to judge our prospects.  As a development stage company, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with commencing new operations, including capital requirements and management’s potential underestimation of initial and ongoing costs.  We face the risk that we not be able to effectively implement our business plan.  If we are not effective in addressing these risks, we may not develop a viable business or may not operate profitably.  As a start-up company, we expect to incur significant operating losses for the near future, and there can be no assurance that we will be able to generate significant revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no guarantee that our strategy for obtaining or developing our assets will be successful or that if successfully developed, will result in the Company becoming profitable.  If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue that may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investment.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for NASDAQ or any national stock exchange.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange.  To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards.  Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ.  As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

Although the our Common Stock is currently traded on the OTC Bulletin Board, there is no assurance any public market for our Common Stock will continue.  There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the Shares. An investment in these Shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

We will need significant additional capital, which we may be unable to obtain.

The Company’s capital requirements in connection with its development activities and transition to commercial operations have been and will continue to be significant.  The funds raised in future Offerings may not be sufficient to develop commercial operations, and we will require additional funds to continue acquisition, development and testing, and to commercialize our physical assets.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.  Any future financing that may occur could be at a price that significantly dilutes the shareholders of the Company at that time.

Volatility of stock prices

In the event a public market continues for our Common Stock, market prices will be influenced by many factors, and will be subject to significant fluctuation in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company's activities, future financial condition and management.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If the Company’s business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion.  We may face challenges in managing and expanding our business and in integrating any acquired businesses with our own.  Such eventualities will increase demands on our existing management, workforce and facilities.  Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited operational infrastructure.  In order to pursue business opportunities, we will need to build our infrastructure and operational capabilities.  Our ability to do any of these successfully could be affected by any one or more of the following factors, among others, our ability to:

•	raise substantial additional capital to fund the implementation of our business plan;
•	execute our business strategy;
•	manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
•	attract and retain qualified personnel;
•	manage our third-party relationships effectively; and
•	Accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

The Company’s failure to adequately address any one or more of the above factors could have a significant impact on its ability to implement its business plan and its ability to pursue other opportunities that arise.

Competition

In the United States, there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims, there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if the Company does not have sufficient funds for exploration, its claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.  Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long-term contracts with refining companies, thereby inhibiting our ability to process our ore and eventually market it. The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely depend on the Company’s ability to attract talent from the mining field and its ability to fund its operations. There is no assurance that our mineral expansion plans will be realized.

Limited liability of Directors and Officers.

The Company has adopted provisions to its Articles of Incorporation and Bylaws which limit the liability of its Officers and Directors, and provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Nevada corporate law, which generally provides that its officers and directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit the shareholder's ability to hold officers and directors liable for breaches of fiduciary duty, and may require the Company to indemnify its officers and directors.

Our operations are subject to various government regulations.

The research, development, distribution, marketing and selling of our products is subject to regulation by governmental regulatory authorities.  Failure to comply with regulatory requirements could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new exploration and development and suspensions and withdrawals of existing approvals.

We must comply with various government and environmental regulations. We also must comply with assurances guarding endangered, threatened or candidate fish, wildlife, plants or habitat.  Should we be unable to effectively comply with these regulations, the results of the Company’s operations could be adversely affected.

Government Regulations

We are committed to complying with, and, to our knowledge, are in compliance, with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties.

Our activities are not only subject to extensive federal, state, and local regulations controlling the mining of, and exploration for, mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties, the extent of which cannot be predicted. Permits may also be required from a variety of regulatory authorities for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting its properties that would preclude the economic development or operation of any specific property. It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure the Company’s compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide not to proceed with exploration on any of its mineral properties. We are prepared to engage professionals, if necessary, to ensure regulatory compliance, but in the near term we expect the activities to require minimal regulatory oversight.

If the Company decides to operate internationally, there are risks which could adversely affect operating results.

Currently, we have no projects, projections or foreign interest involving international operations.  However, the Company may in the future, given the opportunity, decide to pursue projects, business, or otherwise conduct operations internationally.  Doing business in foreign countries does subject the Company to additional risks, any of which may adversely impact future operating results, including:

•	international political, economic and legal conditions;

•	our ability to comply with foreign regulations and/or laws affecting operations and projects;

•	difficulties in attracting and retaining staff and business partners to operate internationally;

•	language and cultural barriers;

•	seasonal reductions in business activities and operations in the countries where our international projects are located;

•	integration of foreign operations;

•	potential adverse tax consequences; and

•	potential foreign currency fluctuations.

Factors beyond the control of the Company.

Projects for the acquisition and development of the Company’s products are subject to many factors, which are outside our control.  These factors include general economic conditions in North America and worldwide (such as recession, inflation, unemployment, and interest rates), proximities to utilities and transportation, shortages of labor and materials and skilled craftsmen and price of materials and competitive products and the regulation by federal and state governmental authorities.

Lack of diversification

Because of the limited financial resources that the Company has, we do not currently intend to diversify our operations.  Our inability to diversify our activities into more than one area will subject the Company to economic fluctuations and therefore increase the risks associated with the Company’s operations.

If we borrow money using the Company’s assets as collateral, our shareholders could lose all of their investment, if the collateral was to be foreclosed.

We may borrow money secured by the Company’s assets as collateral.  The terms of the loan and the payments required to be made under the loan documents may reduce the return that the Company may otherwise generate.  Should we fail to satisfy the terms of any loan, the Company assets pledged to secure such loan may be at risk to foreclosure or other similar process to satisfy the amount borrowed for the loan.

Future changes in financial accounting standards and other applicable regulations by various governmental regulatory agencies may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 “Compensation, Stock Compensation” (“Topic No. 718”) became effective (formerly, SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”)), which requires us to expense stock options at fair value effective January 1, 2006.  Under Topic No. 718, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  Any future issuances of stock options will cause additional compensation expense to be recognized.  As of December 31, 2010, there are no outstanding stock options.

The Sarbanes-Oxley Act of 2002 and various new rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the NASDAQ National Market have imposed additional reporting and corporate governance practices on public companies.

In addition, if we do not adequately continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in the future, we may not be able to accurately report our financial results or prevent error or fraud, which may result in sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business, financial results or investors’ confidence in our company, and could cause our stock price to fall.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company’s principal offices are located at 13951 N. Scottsdale Rd, Suite 233, Scottsdale, AZ 85254. This office space is used by the Company’s executive management team and is approximately 2,200 square feet.  The office space is leased for approximately $3,000 per month on a one year term expiring March 15, 2012 and includes a one year renewal option at the same rate.   The Company believes that the current facilities are suitable for its current needs.

Item 3.    Legal Proceedings

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "SPAG.OB".  Trading of the Company’s stock began on October 19, 2010.  The high and low closing prices for the Company’s common stock for the three months ended December 31, 2010 were $0.505 and $0.15, respectively.  These prices are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

The Company’s transfer agent is Empire Stock Transfer of Henderson, Nevada.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company currently does not have any equity compensation plans.

Penny Stock

Our common stock is considered to be a "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.
These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Holders

As of December 31, 2010 there were approximately 73 stockholders of record of the Company’s Common Stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6.    Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our results of operations and financial condition with the audited financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward-looking statements.  See “Cautionary Statement Concerning Forward-Looking Statements.”

Overview

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

On May 21, 2010, the Company experienced a change in control.  Magic Grace Ltd. (“Magic Grace”) acquired the majority of the issued and outstanding common stock of Algoil, Inc. in accordance with a stock purchase agreement by and between Andriy Kovalenko and Magic Grace.  On the closing date, May 21, 2010, pursuant to the terms of the Stock Purchase Agreement, Magic Grace purchased from Mr. Kovalenko 14,290,000 (pre-split) restricted shares of Company’s outstanding common stock for $187,500.  In accordance with the agreement, all related party obligations were settled.   Also on May 21, 2010, Real Challenge Group, Ltd. (“Real Challenge”) acquired 935,000 (pre-split) free-trading shares of the Company’s outstanding common stock in accordance with a stock purchase agreement by and between Andriy Kovalenko, as a duly authorized representative of the selling shareholders, and Real Challenge for $187,500.   As a result of the change in control, the Company abandoned its original plan of developing and operating biodiesel facilities.

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd.  Spartan Gold now operates as a U.S. based junior gold exploration and mining company.  We have acquired the mineral rights to a property in Alabama and entered into an option agreement to acquire the mineral rights to certain properties located in Nevada.  We are currently evaluating exploration activities on these properties to ascertain the feasibility of commencing production.

On July 19, 2010, the Company's Board of Directors declared a forty-to-one forward stock split of all outstanding shares of common stock.  Subsequently, on August 12, 2010, Magic Grace contributed to the treasury, and the Company retired, 9,896,250 common shares of stock (395,850,000 as adjusted for the stock split).  The effect of the stock split and retirement of shares increased the number of shares of common stock outstanding from 15,225,000 to 213,150,000 as of August 12, 2010. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to July 19, 2010.  The total number of authorized common shares and the par value thereof was not changed by the split.

In order to fund our initial start-up and project evaluation and acquisition activities, we issued 604,334 restricted shares of our common stock for $181,300, or $0.30 per share, in private placements in December, 2010.  In January, 2011, we entered into a $5,000,000 financing commitment agreement with Geneva Switzerland based Knightstown Business Ltd (“Knightstown”).  On January 25, 2011, the Company received the first tranche of $500,000 from Knightstown under the agreement and issued 833,334 shares of its restricted stock at $.60 per share in a private placement.  Knightstown has committed to additional funding of $4,500,000 over the following six month period.  The additional funding is subject to an additional definitive agreement and the acceptance of future use of proceeds by the Company’s management team.

In February, 2011, we entered into an investment banking agreement with Century Pacific Securities, Inc. (“Century Pacific”).  Under terms of the agreement, Century Pacific will represent the Company in a best-efforts capacity in a $10,000,000 Private Placement into Public Equity (PIPE) transaction.  The private placement will be for an offering of restricted equity securities in the form of Spartan Gold’s common stock.  Century Pacific is a licensed broker-dealer and a member of FINRA (Financial Industry Regulatory Authority).  There is no assurance that Century Pacific, or the Company, will be successful in these efforts.

Plan of Operation

The immediate goal of Spartan’s management is to secure and augment the prospective land holdings under the Mexivada option agreements located in the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada.  We have options for the mineral concession rights at two projects in this region: Poker Flats and Ziggurat, both of which are located near pre-existing operations of large mining corporations and have available mining and transportation infrastructures in place.

Both properties, Ziggurat and Poker Flats, require geological and geochemical mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work, in order to better define future drill and exploration targets.  Our strategy is to advance each of these projects to the drilling stage as aggressively as prudent financing will allow and to determine the presence of gold, silver or other precious mineral reserves.   An updated NI 43-101 technical report will be produced for Ziggurat and Poker Flats once the geological work, including subsequent interpretation of results, has been completed.

If we are successful in doing so, we believe we can attract the attention of the existing mining companies already operating in the area or new mining companies to either enter into development agreements with us or to acquire the projects from us outright.

Additionally, we are currently exploring additional acquisition opportunities.

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report.  The preparation of the financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Mineral Property Costs

The Company has been in the development stage since September 6, 2007 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.  The Company has not incurred any exploration or development costs as of December 31, 2010.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.  The Company has not adopted a stock option plan and has not granted any stock options.

Results of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

Revenues

Revenues for the years ended December 31, 2010 and 2009 were $0. We are in a development stage and have not generated revenues to date.

Operating Expenses

For the year ended December 31, 2010, our operating expenses were $299,842 compared to $13,375 for the year ended December 31, 2009, representing an increase of $286,467.  In 2010 we incurred higher general and administrative expenses of $145,815 compared to $13,375 in 2009, primarily related to the change in control and development and implementation of our strategic business plan.  The increase of $132,440 primarily consists of management compensation of $27,000, share-based compensation of approximately $5,200, investor relations and public company filing expenses of approximately $29,100, and consulting, legal and accounting fees of approximately $70,800.

For the year ended December 31, 2010, we incurred $154,027 in mineral property costs related to the acquisitions of our properties in Nevada and Alabama.  At December 31, 2010, we tested the carrying amounts of all our properties for recoverability.  Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of all such properties was $nil as the properties have no known reserves.  Accordingly, a mineral property impairment loss of $154,027 has been recognized for the year ended December 31, 2010.  If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2011 as a result of anticipated exploration activities on our Nevada mineral properties.

For the period from September 6, 2007 (date of inception) to December 31, 2010, we have incurred an accumulated loss of $374,155 to our shareholders.

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash of $21,834 and a deficit in working capital of $52,477.  The Company generated a negative cash flow from operations of $68,526 for the year ended December 31, 2010. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $299,842, offset by non cash impairment charges of $154,027 and increases in operating liabilities of $72,041.  The increase in investing activities is primarily attributable the acquisitions (2010) of mineral rights and option agreements.  Cash from financing activities increased by $180,903 for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to the proceeds received from the sale of our common stock in three private placements of $181,300.

Summarized cash flow information is as follows:

			For the Period
			September 06, 2007
			(Inception) to
	For the Year Ended December 31,		December 31,
	2010	2009	2010

Cash used in operating activities	$(68,526)	$(11,105)	$(128,569)
Cash used in investing activities	$(100,000)	$-	$(100,000)
Cash from financing activities	$190,353	$9,450	$250,403
Increase (decrease) in cash	$21,827	$(1,655)	$21,834

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $2,500,000 from January to December 2011 to carry out exploration and administration activities on our Nevada mineral properties. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

In January, 2011, we entered into a $5,000,000 financing commitment agreement with Geneva Switzerland based Knightstown Business Ltd (“Knightstown”).  On January 25, 2011, the Company received the first tranche of $500,000 from Knightstown under the agreement and issued 833,334 shares of its restricted stock at $.60 per share in a private placement.  Knightstown has committed to additional funding of $4,500,000 over the following six month period.  The additional funding is subject to an additional definitive agreement and the acceptance of future use of proceeds by the Company’s management team.  There is no assurance that the additional funding will in fact take place.

In February, 2011, we entered into an investment banking agreement with Century Pacific Securities, Inc. (“Century Pacific”).  Under terms of the agreement, Century Pacific will represent the Company in a best-efforts capacity in a $10,000,000 Private Placement into Public Equity (PIPE) transaction.  The private placement will be for an offering of restricted equity securities in the form of Spartan Gold’s common stock.  Century Pacific is a licensed broker-dealer and a member of FINRA (Financial Industry Regulatory Authority).  There is no assurance that Century Pacific, or the Company, will be successful in these efforts.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. The Company has conducted private placements of its common stock, which have generated funds to satisfy the initial cash requirements of its planned Nevada exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

MEYLER & COMPANY, LLC
Certified Public Accountants
One Arin Park
1715 Highway 35
Middletown, NJ 07748

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Spartan Gold LTD
Scottsdale, AZ

We have audited the accompanying balance sheet of Spartan Gold LTD. (A Development Stage Company) as of December 31, 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2010. Spartan Gold LTD’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Spartan Gold LTD. as of December 31, 2009 and for the year then ended and for the period from September 6, 2007 (date of inception), to December 31, 2009 were audited by other auditors whose report dated March 26, 2010 expressed an opinion on those statements assuming the Company will continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spartan Gold LTD. (A Development Stage Company) as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues, significant operating losses and a deficit accumulated during the development stage.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyler & Company, LLC

Middletown, NJ
March 2, 2011

Chang G. Park, CPA, Ph. D. t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979 t E-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Algoil, Inc.
(formerly PowerGae, Inc.)

We have audited the accompanying balance sheet of Algoil, Inc (formerly PowerGae, Inc.) (A Development Stage “Company”) as of December 31, 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended December 31, 2009, and for the period from September 6, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Algoil, Inc. as of December 31, 2009, and the result of its operations and its cash flows for the years then ended December 31, 2009 and 2008 and for the period from September 6, 2007 (inception) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

March 26, 2010
San Diego, CA. 92108

SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
(A Development Stage Company)

Balance Sheets

	December 31,
	2010	2009

ASSETS

Current assets:
Cash	$21,834	$7

Total assets	$21,834	7

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$24,711	$2,270
Accrued expenses	49,600	-
Due to related party	-	10,550
Total liabilities	74,311	12,820

Commitments and contingencies	-	-

Stockholders' deficiency:

Common stock $.001 par value 1,000,000,000 shares authorized, 213,754,334 and 609,000,000 issued and outstanding, at December 31, 2010 and 2009, respectively	213,754	609,000
Additional paid-in capital	389,425	-
Deficit accumulated during the development stage	(655,656)	(621,813)
Total stockholders' deficiency	(52,477)	(12,813)

Total liabilities and stockholders' deficiency	$21,834	$7

See accompanying notes to financial statements.

SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
(A Development Stage Company)

Statements of Operations

			For the Period
			September 6, 2007
			(Inception) to
	For the Year Ended December 31,		December 31,
	2010	2009	2010

Revenue:
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses:
General and administrative	145,815	13,375	220,128
Impairment of mineral property costs	154,027	-	154,027
Total expenses	299,842	13,375	374,155

Net loss	$(299,842)	$(13,375)	$(374,155)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares oustanding during the period -
Basic and Diluted	456,102,322	609,000,000

See accompanying notes to financial statements.

SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the period from September 6, 2007 (Inception) to December 31, 2010

					Deficit
					accumulated
	Common stock		Additional		during the	Total
			paid-in	Treasury	development	stockholders'
	Shares	Amount	capital	stock	stage	deficiency

Common stock issued to founders at $.000025 per share	480,000,000	$480,000	$-	$-	$(468,000)	$12,000

Common stock issued for cash at $0.0005 per share	65,000,000	65,000	-	-	(32,500)	32,500

Net loss for the period September 6, 2007 (inception) to December 31, 2007	-	-	-	-	(24,400)	(24,400)

Balance, December 31, 2007	545,000,000	545,000	-	-	(524,900)	20,100

Common stock issued for cash at $0.00025 per share under a private placement	60,000,000	60,000	-	-	(45,000)	15,000

Common stock issued for cash at $0.0005 per share under a private placement	4,000,000	4,000	-	-	(2,000)	2,000

Net loss for the year ended December 31, 2008	-	-	-	-	(36,538)	(36,538)

Balance, December 31, 2008	609,000,000	609,000	-	-	(608,438)	562

Net loss for the year ended December 31, 2009	-	-	-	-	(13,375)	(13,375)

Balance, December 31, 2009	609,000,000	609,000	-	-	(621,813)	(12,813)

Contribution of related party loan	-	-	19,603	-	-	19,603

Contribution of shares to treasury by principal shareholder			129,851	(129,851)

Treasury shares retired and cancelled	(395,850,000)	(395,850)		129,851	265,999	-

Contribution of shares by principal shareholder to purchase Arbachoochee mineral rights at $0.00048555 per share	-	-	54,027	-	-	54,027

Shares awarded - executive employment agreements contributed by principal shareholder at $0.000328 per share	-	-	5,248	-	-	5,248

Common stock issued for cash at $.30 per share under a private placement	604,334	604	180,696	-	-	181,300

Net loss for the year ended December 31, 2010	-	-	-	-	(299,842)	(299,842)

Balance, December 31, 2010	213,754,334	$213,754	$389,425	$-	$(655,656)	$(52,477)

See accompanying notes to financial statements.

SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
(A Development Stage Company)

Statements of Cash Flows

			For the
			Period From
			September 6, 2007
			(Inception) to
	For the Year Ended December 31,		December 31,
	2010	2009	2010

Cash flows used in operating activities:
Net loss	$(299,842)	$(13,375)	$(374,155)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	5,248	-	17,248
Impairment of mineral rights and options	154,027	-	154,027
Changes in operating assets and liabilities:
Accounts payable	22,441	2,270	24,711
Accrued expenses	49,600	-	49,600
Net cash used in operating activities	(68,526)	(11,105)	(128,569)

Cash flows used in investing activities:
Acquisition of mineral rights and option agreements	(100,000)	-	(100,000)
Net cash used in investing activities	(100,000)	-	(100,000)

Cash flows from financing activities:
Increase in due to related party	25,000	9,450	35,550
Payments to related party	(15,947)	-	(15,947)
Proceeds from sale of common stock	181,300	-	230,800
Net cash provided by financing activities	190,353	9,450	250,403

Net increase (decrease) in cash	21,827	(1,655)	21,834

Cash at beginning of year	7	1,662	-

Cash at end of year	$21,834	$7	$21,834

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

SPARTAN GOLD LTD. (f/k/a Algoil, Inc.)
(A Development Stage Company)

Statements of Cash Flows (Continued)

			For the
			Period From
			September 6, 2007
			(Inception) to
	For the Years Ended December 31,		December 31,
	2010	2009	2010

Non-cash investing and financing activities:

Conversion of related party payable to capital	$(19,603)	$-	$(19,603)
Additional paid in capital	19,603	-	19,603
Value of mineral rights contributed to the Company	(54,027)	-	(54,027)
Additional paid in capital	54,027	-	54,027
Contribution of 395,850,000 shares of common stock
to treasury by principal shareholder	(129,851)	-	(129,851)
Additional paid in capital	129,851	-	129,851
Retirement and cancellation of 395,850,000 shares of common stock:
Common stock	(395,850)	-	(395,850)
Treasury stock	129,851	-	129,851
Deficit accumulated during the development stage	265,999	-	265,999

See accompanying notes to financial statements.

SPARTAN GOLD LTD.
 (A Development Stage Company)
(Formerly Algoil, Inc.)
 Notes to Financial Statements
December 31, 2010

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Spartan Gold Ltd., the “Company”, was incorporated in Nevada on September 6, 2007 under the name Powergae, Inc. with the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors.  On September 24, 2009, the Company changed its name to Algoil, Inc.  The central concept of Algoil, Inc. was making the production of biodiesel independent of its traditional sources such as soy bean, rape, sunflower seed or palm oil.

On May 21, 2010, the Company experienced a change in control.  Magic Grace Ltd. (“Magic Grace”) acquired the majority of the issued and outstanding common stock of Algoil, Inc. in accordance with a stock purchase agreement by and between Andriy Kovalenko and Magic Grace.  On the closing date, May 21, 2010, pursuant to the terms of the Stock Purchase Agreement, Magic Grace purchased from Mr. Kovalenko 14,290,000 (pre-split) restricted shares of Company’s outstanding common stock for $187,500.  In accordance with the agreement, all related party obligations were settled.   Also on May 21, 2010, Real Challenge Group, Ltd. (“Real Challenge”) acquired 935,000 (pre-split) free-trading shares of the Company’s outstanding common stock in accordance with a stock purchase agreement by and between Andriy Kovalenko, as a duly authorized representative of the selling shareholders, and Real Challenge for $187,500.   As a result of the change in control, the Company abandoned its original plan of developing and operating biodiesel facilities.

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd.  The Company now operates as a U.S. based junior gold exploration and mining company.  The Company has acquired the mineral rights to a property in Alabama and entered into two option agreements to acquire the mineral rights to certain properties located in Nevada.  The Company is going to perform exploration activities on these properties to ascertain the feasibility of commencing production.

Stock Split

On July 19, 2010, the Company's Board of Directors declared a forty-to-one forward stock split of all outstanding shares of common stock.  Subsequently, on August 12, 2010, Magic Grace contributed to the treasury, and the Company retired, 9,896,250 common shares of stock (395,850,000 as adjusted for the stock split).  The effect of the stock split and retirement of shares increased the number of shares of common stock outstanding from 15,225,000 to 213,150,000 as of August 12, 2010. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to July 19, 2010.  The total number of authorized common shares and the par value thereof was not changed by the split.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $299,842 and $13,375 for the years ended December 31, 2010 and 2009, respectively, and has incurred cumulative losses since inception of $374,155.  The Company has a stockholders’ deficiency of $52,477 at December 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

 SPARTAN GOLD LTD.
 (A Development Stage Company)
(Formerly Algoil, Inc.)
 Notes to Financial Statements
December 31, 2010

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations and the inputs used in calculating stock-based compensation.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, respectively, the Company had no cash equivalents.

Mineral Property Costs

The Company has been in the development stage since September 6, 2007 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.  The Company has not incurred any exploration or development costs as of December 31, 2010.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  All previously stated share and per share balances have been restated to give retroactive effect to the 40 to 1 stock split that occurred on July 19, 2010.  Dilutive loss per share has not been presented because as of December 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

SPARTAN GOLD LTD.
 (A Development Stage Company)
(Formerly Algoil, Inc.)
 Notes to Financial Statements
December 31, 2010

Note 2 – Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.  The Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The Financial Accounting Standards Board (FASB) has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2010.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic 915 “Development Stage Entities”.  To date, the Company's planned principal operations have not fully commenced.

Accounting Standards Codification

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

SPARTAN GOLD LTD.
 (A Development Stage Company)
(Formerly Algoil, Inc.)
 Notes to Financial Statements
December 31, 2010

Note 3 – Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash” (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASCU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Codification (“ASC”) Update 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASCU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued, and the Company adopted, ASC Update No. 2010-05, “Escrowed Share Arrangements and the Presumption of Compensation” (ASCU No. 2010-05”).  ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory.  When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction.  In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds.  In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized.  As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update becomes effective for the Company with the interim and annual reporting period beginning November 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting periods beginning November 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

SPARTAN GOLD LTD.
 (A Development Stage Company)
(Formerly Algoil, Inc.)
 Notes to Financial Statements
December 31, 2010

Note 3 – Summary of Significant Accounting Policies (Continued)

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

Note 4 – Mineral Properties

At December 31, 2010, the Company has incurred $154,027 in mineral property acquisition costs which have been charged to operations.  A summary by property is as follows:

Property	Cost

Arbachoochee Mineral Rights	$104,027

Poker Flats Mineral Rights Option	25,000

Ziggurat Mineral Rights Option	25,000

$154,027

A description of each property is summarized below:

Arbachoochee Gold Prospect

On October 22, 2010, the Company acquired all of the mineral rights in the Arbachoochee Gold Prospect, a tract of approximately 320 acres located within the historically significant gold mining region of northeastern Alabama. The acquisition includes all legal rights and equitable title to the mineral rights held by deed in the name of Alabama Mineral Properties, LLC (“AMP”).

The mineral rights were acquired for cash of $50,000 and 111,269,360 (post split) shares of the Company’s issued and outstanding common stock which were issued to AMP (56,527,400) and consultants (54,741,960) who were instrumental in finding and structuring the purchase arrangement.  Magic Grace, who acquired 94% of the Company’s shares on May 21, 2010 through a change in control, and Real Challenge, who acquired 37,400,000 (post-split) free-trading shares of the Company’s outstanding common stock on May 21, 2010, issued the shares to acquire the property resulting in a capital contribution.  The shares were valued at a weighted average price of $0.00048555.

The Company assumed an existing mineral royalty agreement which requires the payment of 6% Net Smelter Return (NSR) overriding royalty for any and all precious metals that are mined, processed or recovered from the Arbachoochee Gold Prospect to AMP.

Poker Flats Property

On December 22, 2010, the Company (Optionee) entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC”) and Sphere Resources, Inc. (“Sphere”).  MMC, the Optionor, is the owner of a 100% interest in 25 mining claims known as “Poker Flats” located in the Carlin Mining District in Elko County Nevada.  The Optionor has agreed to grant a 70% interest in the mineral rights free of all charges, encumbrances and claims, except for the mining lease and royalty agreements currently in existence under the following terms and conditions: (a) an initial 51% interest in the property will be earned upon incurring exploration expenditures of US $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company, and (b) an additional 19% interest in the property will be earned upon incurring additional exploration expenditures of US $250,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study is to be incurred and paid by Sphere.

In order to maintain the option, Optionee and Sphere have agreed to the following: (a) Optionee will pay to Optionor US $25,000 upon executing the Option Agreement, and (b) Sphere will issue to Optionor 200,000 shares of Sphere Resources, Inc. common stock within 60 days of the execution of the Option Agreement and an additional 300,000 shares within 60 days of Optionee acquiring a 51% interest in the property.

SPARTAN GOLD LTD.
 (A Development Stage Company)
(Formerly Algoil, Inc.)
 Notes to Financial Statements
December 31, 2010

Note 4 – Mineral Properties (Continued)

Title to the 70% interest in the property conveyed under the Option Agreement shall vest in the name of the Optionee (Spartan).  Spartan and Sphere shall then enter into a joint venture agreement whereby each party will be an equal partner with a 35% interest in the property.  If either party to the joint venture agreement fails to meet its annual expenditure obligation, the other party shall have the right to pay all or part of the shortfall in order to meet the program goals and thereby earn an additional proportionate share of the joint venture profits.

Upon exercise of the option, the Company will assume a 70% interest in an existing Production Royalty Agreement which requires the payment of 3% Net Smelter Return (NSR) production royalty for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC.  The terms of the Production Royalty Agreement provides MMC the right to purchase each of the three percentage points of the NSR Production Royalty for a lump sum payment of US $1,000,000 per percent at any time during the Agreement.  Upon exercise of the option, the Optionee (Spartan) shall have the right to purchase up to 70% of the 3% NSR Production Royalty and MMC shall have the right to purchase up to 30% of the 3% Production Royalty.

Ziggurat Property

On December 27, 2010, the Company (Optionee) entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC”) and Sphere Resources, Inc. (“Sphere”).  MMC, the Optionor, is the owner of a 100% interest in 57 mining claims in Nye County, in the State of Nevada, known as “Ziggurat” Prospect.  Under the terms of the agreement, the optionor has agreed to grant to Optionee a 70% interest in and to the property mineral rights free and clear of all charges, encumbrances and claims under the following terms and conditions: (a) Optionee will acquire a 51% interest in the property upon incurring exploration expenditures of US $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by Spartan, and (b) Optionee will acquire an additional 19% interest in the property upon incurring additional exploration expenditures of US $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study shall be incurred and paid by Sphere.

In order to maintain the option, Optionee will be required to make the following cash payments: (a) US $25,000 upon execution of the agreement, (b) US $35,000 within 90 days of the execution of the agreement, (c) US $25,000 on or before the second anniversary date of the agreement, and (d) US $25,000 on or before the third anniversary date of the agreement.  Additionally, Sphere shall issue to Optionor 300,000 shares of its common stock within 60 days of the execution of the Option Agreement and an additional 400,000 shares within 60 days of Optionee acquiring a 51% interest in the property.

Title to the 70% interest in the property conveyed under the Option Agreement shall vest in the name of the Optionee (Spartan).  Upon exercise of the option and acquisition of the 70% interest in the property, Spartan and Sphere shall then enter into a joint venture agreement whereby each party will be an equal partner having a 35% interest in the property.  If either party to the joint venture agreement fails to meet its annual expenditure obligation, the other party shall have the right to pay all or part of the shortfall in order to meet the program goals and thereby earn an additional proportionate share of the joint venture profits.

Note 5 – Related Party Transactions

At December 31, 2009, the Company had an outstanding loan balance due to the former Chief Executive Officer of the Company in the amount of $10,550.  During the three months ended March 31, 2010, the Chief Executive Officer advanced the Company an additional $25,000 and was repaid $15,947 leaving a balance due of $19,603 which was cancelled in connection with the change of control transaction on May 21, 2010 resulting in a capital contribution.

On December 20, 2010 the Company issued 54,334 restricted shares of its common stock to Green Eagle Capital Corp. (“Green Eagle”) for $16,300 cash or $.30 per share.  Seth Shaw, a Vice President of the Company, is the sole officer and director of Green Eagle (See Note 6 – Stockholders’ Deficiency).

Sphere Resources, Inc. will be a joint venture partner with the Company with respect to the Company’s two mining projects in Nevada.  Mr. Malcolm Stevens, the Company’s Chief Executive Officer, Director and Chairman, is also the Executive Chairman and President of Sphere Resources, Inc., a Canadian Corporation.

SPARTAN GOLD LTD.
 (A Development Stage Company)
(Formerly Algoil, Inc.)
 Notes to Financial Statements
December 31, 2010

Note 6 – Stockholders’ Deficiency

On December 15, 2007, the Company issued 400,000,000 shares of its common stock at $0.000025 per share to Andriy Kovalenko, the CEO and a Founder of the Company for services rendered aggregating $10,000 as stock based compensation.

On December 15, 2007, the Company issued 80,000,000 shares of its common stock at $0.000025 per share to Dmitriy V. Dobroshtan, the CTO and a Founder of the Company for services rendered aggregating $2,000 as stock based compensation.

On December 15, 2007, the Company issued 65,000,000 restricted shares of its common stock for $32,500 cash or $0.0005 per share.

On January 30, 2008, the Company issued 60,000,000 restricted shares of its common stock for $15,000 cash or $0.00025 per share.

On May 2, 2008, the Company issued 4,000,000 restricted shares of its common stock for $2,000 cash or $0.0005 per share.

In accordance with the stock purchase agreement on May 21, 2010, all related party obligations were cancelled resulting in a capital contribution of $19,603.

On July 8, 2010, the Company filed an amendment to increase its authorized number of common shares to 1,000,000,000 at $0.001 par value.

On July 19, 2010, the Company's Board of Directors declared a forty-to-one forward stock split which was distributed on August 5, 2009 to shareholders of record and has filed an amendment to its Articles of Incorporation in the State of Nevada.  The par value of $0.001 remained the same.  On July 19, 2010, all previously issued shares were issued at par.  The impact of the forward split created an increase in common stock of $593,775 and a resultant charge to the deficit accumulated during the development stage.

On August 12, 2010, Magic Grace Ltd. contributed 395,850,000 shares of common stock to the Company’s treasury valued at $129,851 or $.00033 per share, based on the price paid by Magic Grace Ltd. to acquire the shares.  The Company immediately retired and canceled these shares resulting in a gain of $265,999 which was recorded as a credit to Deficit accumulated during the development stage.

On October 22, 2010, Magic Grace, Ltd. and Real Challenge Group, Ltd. utilized a combined 111,269,360 of their shares to acquire the Arbachoochee mineral rights located in Alabama resulting in a capital contribution of $54,027.  The shares were valued at a weighted average price of $0.00048555 per share.

In connection with the executive employment contracts (See Note 8 – Commitments and Contingencies) the Company committed sixteen million shares of its common stock to these executives.  The shares were contributed by Magic Grace, the principal shareholder resulting from the change of control on May 21, 2010.  The shares were valued at $0.00033, the price at the commitment date of October 22, 2010.  The total value of the shares aggregated $5,248 and has been recorded as stock-based compensation with a credit to paid-in-capital as a capital contribution.

On December 15, 2010 the Company issued 350,000 restricted shares of its common stock for $105,000 cash or $.30 per share under a private placement agreement.

On December 20, 2010 the Company issued 54,334 restricted shares of its common stock to Green Eagle Capital Corp. (“Green Eagle”) for $16,300 cash or $.30 per share under a private placement agreement.  Seth Shaw, the Vice President of the Company, is the sole officer and director of Green Eagle (See Note 5 – Related Party Transactions).

On December 26, 2010 the Company issued 200,000 restricted shares of its common stock for $60,000 cash or $.30 per share under a private placement agreement.

SPARTAN GOLD LTD.
 (A Development Stage Company)
(Formerly Algoil, Inc.)
 Notes to Financial Statements
December 31, 2010

Note 7 – Income Taxes

No provision for income tax was made for the period from September 6, 2007 (Inception) to December 31, 2010 as the Company had operating losses.  For the year ended December 31, 2010 and 2009, the Company incurred net losses for tax purposes of approximately $285,467 and $13,375, respectively.  The Company believes that the net operating loss carried forward at the time of the change of control has been negated.  Therefore, total net operating loss carried forward at December 31, 2010 is approximately $288,000.  If not utilized, they will start to expire in 2027.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2010	2009
Deferred income tax assets:

Net operating loss carry forwards	$97,950	$25,270
Valuation allowance	(97,950)	(25,270)

Net deferred income tax assets	$-	$-

Note 8 – Commitments and Contingencies

In connection with the Option and Mining Claim Acquisition Agreement dated December 27, 2010 between the Company and Mexivada Mining Corporation, the Company is required to make future payments totally $85,000 to maintain the option and must incur US $1,500,000 in exploration costs within 3 years of the date of the agreement.

In connection with the Option and Mining Claim Acquisition Agreement dated December 22, 2010, the Company must incur US $500,000 in exploration costs within 3 years of the date of the agreement.

On November 15, 2010, the Company entered into an employment agreement with its Chief Operating Officer.  The agreement expires on December 31, 2011 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for annual compensation of $60,000 per year and awards of four million shares of the Company’s common stock from its principal shareholder’s personal shares.

On December 2, 2010, the Company entered into an employment agreement with its President and Chief Financial Officer.  The agreement expires on December 31, 2011 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for annual compensation of $72,000 per year and awards of eight million shares of the Company’s common stock from its principal shareholder’s personal shares.

On December 2, 2010, the Company entered into an employment agreement with its Chief Executive Officer.  The agreement expires on December 31, 2011 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for annual compensation of $72,000 per year and awards of four million shares of the Company’s common stock from its principal shareholder’s personal shares.

SPARTAN GOLD LTD.
 (A Development Stage Company)
(Formerly Algoil, Inc.)
 Notes to Financial Statements
December 31, 2010

Note 9 – Subsequent Events

On January 17, 2011, the Company entered into a $5,000,000 financing commitment agreement with Geneva Switzerland based Knightstown Business Ltd (“Knightstown”).  On January 25, 2011, the Company received the first tranche of $500,000 from Knightstown under the agreement and issued 833,334 shares of its restricted stock at $.60 per share in a private placement.  Knightstown has committed to additional funding of $4,500,000 over the following six month period.  The additional funding is subject to an additional definitive agreement and the acceptance of future use of proceeds by the Company’s management team.

On February 2, 2011, the Company appointed Mr. Marcus Flis as Chairman of the Company’s Advisory Board and entered into a Consulting Agreement with Mr. Flis (“Consultant”).  The initial term of the Consulting Agreement is for eighteen months and is automatically renewed for successive one year terms unless terminated by the Company or Consultant.  Mr. Flis will receive US $1,500 per month and 1,000,000 restricted shares of the Company’s common stock.

On February 7, 2011, the Company entered into a best efforts underwriting agreement with Century Pacific Securities, Inc. to sell $10,000,000 worth of the Company’s common stock under a Private Investment into Public Entity (PIPE) arrangement. The Company will pay a fee between 3% and 7%.  The agreement expires one year from the date of execution.

On February 14, 2011, the Company entered into a 12 month lease agreement for its corporate offices in Scottsdale Arizona.  The lease is effective March 1, 2011, calls for monthly base rent payments of $2,900, and includes an option to extend the lease for an additional 12 months at the same base rent.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 20, 2010, the Company terminated Chang G. Park, CPA as its independent registered public accounting firm in connection with the change in control of the Company. The decision to change accountants was approved by the Company’s Board of Directors acting under authority delegated to it on August 19, 2010. The reports of Chang G. Park, CPA on the Company’s financial statements as of and for the periods ended December 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.  However, the reports of Chang G. Park, CPA on the Company’s financial statements as of and for the years ended December 31, 2009 and 2008 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company incurred net losses since inception and existing uncertain conditions which the Company faces relative to its obtaining capital in the equity market.

During the Company’s two most recent fiscal years, and any subsequent interim period preceding the termination on August 20, 2010, there (i) have been no disagreements between the Company and Chang G. Park, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Chang G. Park, CPA, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years and (ii) were no reportable events of the kind in Item 304(a)(1)(v) of Regulation S-K.

On August 20, 2010, the Company engaged Meyler & Company LLC as its independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2010. The Company did not, during its two most recent fiscal years or in any subsequent interim period prior to engaging Meyler & Company LLC, consult Meyler & Company LLC regarding:

(i)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements whereby a written report was provided to the Company or oral advice was provided that Meyler & Company LLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Interim Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Interim Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2010, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2010:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt for its continued exploration activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

On May 21, 2010, the Company experienced a change in control whereby Magic Grace Ltd. (“Magic Grace”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Magic Grace and Andriy Kovalenko, the Company’s former director, President and CEO.  In accordance with the change in control, Mr. Kovalenko resigned as the Company's President, CEO, and any other positions held by him on May 21, 2010. On the same date, Mr. David E. Price was named as the new Director and served as our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”).

On December 2, 2010, the Company elected a new Board of Directors specifically qualified for its gold and mineral exploration and development agenda.  A majority of the shareholders voted in the following individuals and their respective positions:

Malcolm Stevens – Director, CEO and Chairman
Mihailo (Mick) Gavrilovic – Director and COO
William H. Whitmore, Jr. – Director, President and Interim CFO

Also on December 2, 2010, David E. Price resigned his position as Director, CEO and Interim CFO and was appointed by the above-referenced Directors to be Secretary of the Company.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Andrey V. Kovalenko	39	Director, President and Chief Executive Officer	9/6/2007 (a)

Dmitriy V. Dobroshtan	29	Chief Technology Officer	9/6/2007 (a)

Malcolm Stevens	60	Director, Chief Executive Officer and Chairman	12/2/2010

William H. Whitmore, Jr.	51	Director and Interim Chief Financial Officer	12/2/2010

Mihailo Gavrilovic	51	Director and Chief Operating Officer	12/2/2010

David E. Price	46	Secretary	12/2/2010 (b)

(a) Resigned May 21, 2010.

(b) From May 21, 2010 until December 2, 2010, Mr. Price served as the Company's sole Director, Chief Executive and Interim Chief Financial Officer.

Biography of Directors and Officers

Mr. Andriy Kovalenko has served as our Chief Executive Officer from inception until he resigned on May 21, 2010 in connection with the change of control of the Company. From 2006 through September, 2007, Mr. Kovalenko served as Coordinator of the U.P.Chemical Ltd, a large Biodiesel Project in Ukraine.  From 2000 through 2006, Mr. Kovalenko served as Chief Executive Officer of the International Institute of Medical Ecogeography in Ukraine.  Mr. Kovalenko is a graduate of the Economic University of Kharkiv, 1995 (Management and Marketing) and The National Aerospace University of Kharkiv, 1995.

Mr. Dmitriy Dobroshtan has served as our Chief Technology Officer from inception until he resigned on May 21, 2010 in connection with the change of control of the Company.  Mr. Dobroshtan was primarily responsible for all aspects of technology behind the biodiesel industry. In September, 2007, Mr. Dobroshtan became our Chief Finance Officer. From 2006 through September, 2007, Mr. Dobroshtan served as Chief Engineer of the U.P. Chemical Ltd – large Biodiesel Project in Ukraine. From 2004 through 2006, Mr. Dobroshtan served as technology Manager on Chemical plants in Ukraine. Mr. Dobroshtan is a graduate of the Kharkiv National Municipal Academy, 2006.

Mr. Malcolm Stevens was appointed as Chairman of the Board of Directors and Chief Executive Officer of the Company on December 2, 2010.  Malcolm began his career as a Chartered Accountant with Price Waterhouse in Perth, Western Australia in 1972 after completing a Bachelor of Commerce at Curtain University.  Since then Malcolm has worked in a number of International Investment Banks which led to the establishment of his own licensed Investment Dealer, CanAustra Investments Ltd. in Sydney Australia in 1988.  The resource sector has been the main focus of business activity from the work on the project financing of Woodside’s North West Shelf Gas Project to being a major participant in the development of the modern loan financings in Australia and Canada in the Eighties and Nineties.

In 1996 Malcolm headed up the establishment of private equity fund internationally and in Australia in 2000. These funds were focused primarily on venture capital mainly for the resource sector.  Malcolm has been Chairman of a number of private and public companies and today is Executive Chairman and President of the private equity group CanAustra Holdings Ltd, Sphere Resources, Inc. in Canada and Executive Chairman of AAP Carbon Ltd in Hong Kong.

Mr. William H. Whitmore, Jr. was appointed as Director, President and Interim Chief Financial Officer of the Company on December 2, 2010.  Mr. Whitmore has held various high-level executive management positions with a strong operations background.  Prior to joining Spartan Gold, Mr. Whitmore was Managing Director of Envisionte, LLC, a Global Business Development Enterprise engaged in consulting for private and public entities around the world.  While in this position, Mr. Whitmore managed all aspects of administration and was the representative contact for investment groups that funded projects and numerous other business models under his supervision.  While consulting for clients, he has engaged in many executive team development projects and draws on a wide and diverse list of contacts around the globe to achieve the creation of solid and competent management teams.

Mihailo “Mick” Gavrilovic was appointed as Director and Chief Operating Officer of the Company on December 2, 2010.  Mr. Gavrilovic has an extensive background in the development and operations of international mining and energy projects.  He has significant experience at a senior level in surface and underground gold and nickel mining projects, and has been involved in the construction of a number of mineral processing plants and vertical mine shafts.  During his early engineering career, he held a variety of senior maintenance, project development and operations roles encompassing all facets of operating large mineral processing facilities, together with the provision of ancillary services and utilities to remote areas. Mr. Gavrilovic also has significant experience in developing and commercializing new technologies in the natural gas engine field, mining and construction demolition industry, and has advised a number of companies in their efforts to commercialize leading edge renewable energy technologies.

Mr. David E. Price was appointed as Secretary of the Company on December 2, 2010.  From the date of the change in control of the Company, May 21, 2010, until December 2, 2010, Mr. Price served as our sole Director, Chief Executive Officer and Interim Chief Financial Officer.  Mr. Price was born in the District of Columbia and was admitted to the Bar in 1996.  David has held positions in the Diplomatic Corps of the Israeli Foreign Office as well as a Congressional Aide on Capitol Hill, and General Counsel to consultants at the World Bank as well as the IDB and IMF in Washington, DC.  He worked for 10 years as a corporate attorney at the International Law Firm in Washington DC before establishing his own practice as an attorney in 2005.  He is a member of the Maryland Bar, United States District Court (District of Maryland); Court of Appeals, District of Columbia; United States District Court for the District of Columbia; United States Court of Appeals, 4th Circuit; Supreme Court of the United States. He is also a member of the Corporate Lawyer’s Association; Euro-American Lawyers Group; Association of US Securities Attorneys; American Bar Association.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Committees of the Board of Directors

None.

Auditors

Our principal independent accountant is Meyler & Company LLC.

Code of Ethics

We do not currently have a Code of Ethics because we have limited business operations and only three officers/directors on the Board. We believe a code of ethics would have limited utility at this stage. We intend to adopt such code of ethics that would cover our business as soon as possible.

Item 11.    Executive Compensation.

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting.  Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.  Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors. Reasonable travel expenses are reimbursed.

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as Spartan Gold Ltd’s principal executive officers during the last three completed fiscal years, and all non-cash compensation awarded to those same individuals as of December 31, 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
		$	$	$	$	$

Andrey V. Kovalenko (1) President, Chief Executive Officer and Director Director	2010	-	-	-	-	-
	2009	-	-	-	-	-
	2008	-	-	-	-	-

Dmitriy V. Dobroshtan (2) Chief Technology Officer	2010	-	-	-	-	-
	2009	-	-	-	-	-
	2008	-	-	-	-	-

Malcolm Stevens (3) Chief Executive Officer, Chairman of the Board of Directors	2010	6,000	-	1,312	-	7,312

William H. Whitmore, Jr. (4) President, Interim Chief Financial Officer and Director	2010	6,000	-	2,624	-	8,624

Mihailo Gavrilovic (5) Chief Operating Officer and Director	2010	7,500	-	1,312	-	8,812

Seth . Shaw (6) Vice President	2010	5,000	-	-	-	5,000

David E. Price (7) Secretary	2010	20,000	-	-	-	20,000

(1)	Mr. Andriy Kovalenko was appointed as President, Chief Executive Officer and Director on September 6, 2007. Mr. Kovalenko resigned on May 21, 2010.
(2)	Mr. Dmitriy Dobroshtan was appointed as Chief Technology Officer on September 6, 2007. Mr. Dobroshtan resigned on May 21, 2010.
(3)	Mr. Malcolm Stevens was appointed Chief Executive Officer and Chaiman of the Board of Directors on December 2, 2010.
(4)	Mr. William H. Whitmore, Jr. was appointed President and Interim Chief Financial Officer and Director on December 2, 2010.
(5)	Mr. Mahailo Gavrilovic was appointed Chief Operating Officer and Director on December 2, 2010.
(6)	Mr. Shaw was appointed as Vice President on December 2, 2010.
(7)
Mr. David E. Price was apponinted as Chief Executive Officer, Interim Chief Financial Officer and sole Director on May 21, 2010.  Mr. Price resigned from these positions and was appointed as Secretary on December 2, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the common stock as of December 31, 2010, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

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

		Shares	Percent
	Title of Stock	Beneficially	of
Name of Beneficial Owner (2)	Class	Owned	Class (1)

Avalon Partners Ltd. (3)	Common Stock	14,886,400	6.96%

Canton Investments Ltd. (4)	Common Stock	14,866,400	6.95%

Charles H. Merchant, Sr. (5)	Common Stock	27,977,400	13.09%

Pinnacle Holdings, Ltd. (6)	Common Stock	18,866,400	8.83%

Stanley L. Smith, Jr. (7)	Common Stock	25,000,000	11.70%

Antonio Treminio (8)	Common Stock	16,444,320	7.69%

Malcolm Stevens (11) (12)	Common Stock	4,000,000	1.87%

Mihailo Gavrilovic (11) (12)	Common Stock	4,000,000	1.87%

William H. Whitmore, Jr. (10) (11) (12)	Common Stock	8,000,000	3.74%

Seth M. Shaw (9) (11)	Common Stock	14,530,000	6.80%

David E. Price (11)	Common Stock	-	-

All Directors and Officers as a Group	Common Stock	30,530,000	14.28%

(1)	The percentage of common stock is calculated based upon 213,754,334 shares issued and outstanding as of December 31, 2010.

(2)	Unless other wise indicated, the address of each person listed is c/o Spartan Gold Ltd., 13951 N. Scottsdale Rd., Suite 233, Scottsdale, AZ 85254

(3)	The address of Avalon Partners Ltd. is Corner Hutson & Eyre St., Blake Bld #302, Belize City, Belize.

(4)	The address of Canton Investments Ltd. is Corner Hutson & Eyre St., Blake Bld #302, Belize City, Belize.

(5)	The address of Charles H. Merchant, Sr. is 1505 Alabama Hwy 9, Anniston, AL 36207.

(6)	The address of Pinnacle Holdings, Ltd. is Corner Hutson & Eyre St., Blake Bld #302, Belize City, Belize.

(7)
Shares include 12,000,000 shares in the name of Stanley L. Smith, Jr. and Linda M. Smith jointly and 13,000,000 shares held in the Stanley L. Smith, Jr. M.D. P.C. Retirement Plan.  The address of Stanley L. Smith, Jr. is 9325 Rockywood Dr., Cordova, TN 38018.

(8)
Shares include 10,444,320 shares in the name of Antonio Treminio and 6,000,000 shares held by Lusierna Asset Management LTD.  Mr. Treminio is the President and sole director of Lusierna Asset Management LTD.  The address of Antonio Treminio is 750 Cote De Place D'Arms, Suite 64, Montreal, QE., Canada.

(9)
Shares include 10,400,000 shares in the name of Seth M. Shaw and 4,130,000 shares held by Green Eagle Capital Corp.  Mr. Shaw is the sole officer and director of Green Eagle Capital Corp. The address of Seth M. Shaw is 27 Edward Rd., Hopewell Junction, NY 12533.

(10)	Shares include 4,000,000 shares in the name of William H. Whitmore, Jr. and 4,000,000 shares held by James Jesse Fyre. The address of James Jesse Fyre is 533 Hermosa Dr., Tempe, AZ 85282.

(11)	Indicates director.

(12)	Indicates officer.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

There have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

 Sphere Resources, Inc. will be a joint venture partner with the Company with respect to the Company’s two mining projects in Nevada.  Mr. Malcolm Stevens, the Company’s Chief Executive Officer, Director and Chairman, is also the Executive Chairman and President of Sphere Resources, Inc., a Canadian Corporation.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

On August 20, 2010, the Company replaced Chang G. Park, CPA and engaged Meyler & Company LLC as its independent registered public accounting firm as of and for the year ended December 31, 2010.  The change in independent registered public accounting firm is not the result of any disagreement with Chang G. Park, CPA.

The aggregate fees billed by Meyler & Company LLC for the audit of the Company’s annual financial statements were $30,000 for the year ended December 31, 2010. The aggregate fees billed by Meyler & Company LLC for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $2,500 during the year ended December 31, 2010.

The aggregate fees billed by Chang G. Park, CPA for the audit of the Company’s annual financial statements were $3,300 for the year ended December 31, 2009. The aggregate fees billed by Chang G. Park, CPA for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $2,700 during the year ended December 31, 2009.

Audit-Related Fees

For the years ended December 31, 2010 and 2009, our principal accountants did not render any audit-related services.

Tax Fees

For the years ended December 31, 2010 and 2009, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

For the years ended December 31, 2010 and 2009, our principal accountants did not render any other services.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Change of Company’s Name (2)
Exhibit 3.4	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 3.5	Certificate of Amendment to Articles of Incorporation for Forty-to-One Forward Stock Split (2)
Exhibit 10.1	Asset Purchase Agreement between Spartan Gold Ltd. And Alabama Mineral Properties LLC (3)
Exhibit 10.2	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (4)
Exhibit 10.3	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (5)
Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer (6)
Exhibit 31.2	Rule 13a-14(a) Certification by the Interim Chief Financial Officer (6)
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
Exhibit 32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
____________________
(1)	Incorporated by reference from Registrant’s Form S-1 filed with the Securities and Exchange Commission on March 4, 2008.
(2)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on August 23, 2010.
(3)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on November 22, 2010.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(5)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Malcolm Stevens	March 2, 2011
Malcolm Stevens, Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Malcolm Stevens	March 2, 2011
Malcolm Stevens, Chief Executive Officer and Director (Principal Executive Officer)	Date

/s/ William H. Whitmore, Jr.	March 2, 2011
William H. Whitmore, Jr., President, Interim Chief Financial Officer and Director (Principal Financial Officer)	Date

/s/ Mihailo Gavrilovic	March 2, 2011
Mihailo Gavrilovic, Chief Operating Officer and Director	Date

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

(1) Any annual report to security holders covering the registrant’s last fiscal year; and
(2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

(b) The foregoing material shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

No annual reports or proxy material has been sent to security holders.