Form 10-Q
period 2011-03-31
Spartan Gold Ltd.
filed 2011-05-13
CIK 1426530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 001-34996

SPARTAN GOLD LTD.
(Exact name of registrant as specified in its charter)

Nevada	27-3726384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13951 N. Scottsdale Rd., Suite 233 Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

(480) 391-7400
 (Registrant’s telephone number, including area code)

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
Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

As of as of May 6, 2011 the registrant had 228,587,668 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.
FORM 10-Q
MARCH 31, 2011
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3
	Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and for the Period September 6, 2007 (Inception) to March 31, 2011 (unaudited)	4
	Statement of Stockholders’ Deficit for the Period September 6, 2007 (Inception) to March 31, 2011 (unaudited)	5
	Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and for the Period September 6, 2007 (Inception) to March 31, 2011 (unaudited)	7
	Notes to Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION		28

Item 1.	Legal Proceedings	28
Item 1.A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	(Removed & Reserved)	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

SIGNATURE		31

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SPARTAN GOLD LTD.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$150,626	$21,834
Prepaid expenses	41,666	-
Deferred issuance costs	20,000	-

Total current assets	212,292	21,834

Property and equipment, net	5,835	-

Total assets	$218,127	$21,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,317	$24,711
Accrued expenses	25,345	49,600
Total liabilities	45,662	74,311

Commitments and contingencies	-	-

Stockholders' equity (deficit):

Common stock $.001 par value 1,000,000,000 shares authorized, 228,587,668 and 213,754,334 shares issued and outstanding, at March 31, 2011 and December 31, 2010, respectively	228,588	213,754
Additional paid-in capital	16,584,251	389,425
Issued and unearned stock compensation	(577,688)	-
Deficit accumulated during the development stage	(16,062,686)	(655,656)
Total stockholders' equity (deficit)	172,465	(52,477)

Total liabilities and stockholders' equity (deficit)	$218,127	$21,834

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Period September 6, 2007 (Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenue	$-	$-	$-

Expenses:
General and administrative	316,668	11,760	536,796
Mineral exploration	30,602	-	30,602
Impairment of mineral property costs	15,059,760	-	15,213,787
Total expenses	15,407,030	11,760	15,781,185

Net loss	$(15,407,030)	$(11,760)	$(15,781,185)

Net loss per share - basic and diluted	$(0.07)	$(0.00)

Weighted average number of shares oustanding during the period -
Basic and diluted	215,587,668	609,000,000

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from September 6, 2007 (Inception) to March 31, 2011
(unaudited)

						Deficit
						accumulated
	Common		Additional	Unearned		during the	Total
	stock		paid-in	stock	Treasury	development	stockholders'
	Shares	Amount	capital	compensation	stock	stage	equity (deficit)
Common stock issued to founders at $.000025 per share	480,000,000	$480,000	$-	$-	$-	$(468,000)	$12,000

Common stock issued for cash at $0.0005 per share	65,000,000	65,000	-	-	-	(32,500)	32,500

Net loss for the period September 6, 2007 (inception) to December 31, 2007	-	-	-	-	-	(24,400)	(24,400)

Balance, December 31, 2007	545,000,000	545,000	-	-	-	(524,900)	20,100

Common stock issued for cash at $0.00025 per share under a private placement	60,000,000	60,000	-	-	-	(45,000)	15,000

Common stock issued for cash at $0.0005 per share under a private placement	4,000,000	4,000	-	-	-	(2,000)	2,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(36,538)	(36,538)

Balance, December 31, 2008	609,000,000	609,000	-	-	-	(608,438)	562

Net loss for the year ended December 31, 2009	-	-	-	-	-	(13,375)	(13,375)

Balance, December 31, 2009	609,000,000	609,000	-	-	-	(621,813)	(12,813)

Contribution of related party loan	-	-	19,603	-	-	-	19,603

Contribution of shares to treasury by principal shareholder			129,851	-	(129,851)

Treasury shares retired and cancelled	(395,850,000)	(395,850)		-	129,851	265,999	-

Contribution of shares by principal shareholder to purchase Arbachoochee mineral rights at $0.00048555 per share	-	-	54,027	-	-	-	54,027

Shares awarded - executive employment agreements contributed by principal shareholder at $0.000328 per share	-	-	5,248	-	-	-	5,248

Common stock issued for cash at $.30 per share under a private placement	604,334	604	180,696	-	-	-	181,300

Net loss for the year ended December 31, 2010	-	-	-	-	-	(299,842)	(299,842)

Balance, December 31, 2010	213,754,334	$213,754	$389,425	$-	$-	$(655,656)	$(52,477)
Continued

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit) (Continued)
For the period from September 6, 2007 (Inception) to March 31, 2011
(unaudited)

						Deficit
						accumulated
	Common stock		Additional	Unearned		during the	Total
			paid-in	stock	Treasury	development	stockholders'
	Shares	Amount	capital	compensation	stock	stage	equity (deficit)

Balance, December 31, 2010	213,754,334	$213,754	$389,425	$-	$-	$(655,656)	$(52,477)

Common stock issued for cash at $.60 per share under a private placement	833,334	834	499,166	-	-	-	500,000

Shares awarded - to consultant at $0.6499 per share	1,000,000	1,000	648,900	(649,900)	-	-	-

Common stock issued under option agreement to acquire mineral rights at $.90 per share	13,000,000	13,000	11,687,000	-	-	-	11,700,000

Warrants to purchase 6,999,500 shares of common stock issued under option agreements to acquire mineral rights	-	-	3,359,760	-	-	-	3,359,760

Compensation recognized under consulting agreement (February 2, 2011)	-	-	-	72,212	-	-	72,212

Net loss for the three months ended March 31, 2011	-	-		-	-	(15,407,030)	(15,407,030)

Balance, March 31, 2011 (unaudited)	228,587,668	$228,588	$16,584,251	$(577,688)	$-	$(16,062,686)	$172,465

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the
			Period From
			September 6, 2007
	For the Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash flows used in operating activities:
Net loss	$(15,407,030)	$(11,760)	$(15,781,185)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	254	-	254
Stock-based compensation	72,212	-	72,212
Stock issued for services	-	-	17,248
Impairment of mineral rights	15,059,760	-	15,213,787
Changes in operating assets and liabilities:
Prepaid Expenses	(41,666)	-	(41,666)
Accounts payable	(4,394)	2,700	20,317
Accrued expenses	(24,255)	-	25,345
Net cash used in operating activities	(345,119)	(9,060)	(473,688)

Cash flows used in investing activities:
Purchase of property and equipment	(6,089)	-	(6,089)
Acquisition of mineral rights	-	-	(100,000)
Net cash used in investing activities	(6,089)	-	(106,089)

Cash flows from financing activities:
Deferred issuance costs	(20,000)	-	(20,000)
Increase in due to related party	-	25,000	35,550
Payments to related party	-	(5,000)	(15,947)
Proceeds from sale of common stock	500,000	-	730,800
Net cash provided by financing activities	480,000	20,000	730,403

Net increase in cash	128,792	10,940	150,626

Cash at beginning of period	21,834	7	-

Cash at end of period	$150,626	$10,947	$150,626

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

			For the
			Period From
			September 6, 2007
	For the Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
Non-cash investing and financing activities:

Value of Mineral rights and options acquired	$(15,059,760)	$-	$(15,059,760)
Common stock	13,000	-	13,000
Additional paid in capital on stock issued	11,687,000	-	11,687,000
Additional paid in capital on warrants issued	3,359,760	-	3,359,760

Stock issued for prepaid consulting services	(649,900)	-	(649,900)
Common stock	1,000	-	1,000
Additional paid in capital on stock issued	648,900	-	648,900

Conversion of related party payable to capital	-	-	(19,603)
Additional paid in capital	-	-	19,603

Value of mineral rights contributed to the Company	-	-	(54,027)
Additional paid in capital	-	-	54,027

Contribution of 395,850,000 shares of common stock to treasury by principal shareholder	-	-	(129,851)
Additional paid in capital	-	-	129,851

Retirement and cancellation of 395,850,000 shares of common stock:
Common stock	-	-	(395,850)
Treasury stock	-	-	129,851
Deficit accumulated during the development stage	-	-	265,999

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Spartan Gold Ltd., the “Company”, was incorporated in Nevada on September 6, 2007 under the name Powergae, Inc. for the purpose of profitably constructing and operating biodiesel production facilities, establishing them in strategic locations, and selling the biodiesel through existing petroleum manufacturers and distributors.  On September 24, 2009, the Company changed its name to Algoil, Inc.  The central concept of Algoil, Inc. was making the production of biodiesel independent of its traditional sources such as soy bean, rape, sunflower seed or palm oil.

On May 21, 2010, the Company experienced a change in control.  Magic Grace Ltd. (“Magic Grace”) acquired the majority of the issued and outstanding common stock of Algoil, Inc. in accordance with a stock purchase agreement by and between Andriy Kovalenko and Magic Grace.  On the closing date, May 21, 2010, pursuant to the terms of the Stock Purchase Agreement, Magic Grace purchased from Mr. Kovalenko 14,290,000 (pre-split) restricted shares of Company’s outstanding common stock for $187,500.  In accordance with the agreement, all related party obligations were settled.   Also on May 21, 2010, Real Challenge Group, Ltd. (“Real Challenge”) acquired 935,000 (pre-split) free-trading shares of the Company’s outstanding common stock in accordance with a stock purchase agreement by and between Andriy Kovalenko, as a duly authorized representative of the selling shareholders, and Real Challenge for $187,500.   As a result of the change in control, the Company abandoned its original plan of developing and operating biodiesel facilities to concentrate on gold exploration and mining.

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd.  The Company now operates as a U.S. based junior gold exploration and mining company.  The Company has acquired the mineral rights to a property in Alabama and entered into two option agreements dated December 22 and 27, 2010 which were amended March 28, 2011 to acquire the mineral rights to certain properties located in Nevada.  The Company is going to perform exploration activities on these properties to ascertain the feasibility of commencing production.  On April 1, 2011, the Company entered into a mining lease agreement to acquire the mineral rights to 1,760 acres in Elko County, Nevada.  See Note 9 – Subsequent Events.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2010 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2011.

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $15,407,030 and $11,760 for the three months ended March 31, 2011 and 2010, respectively, and has incurred cumulative losses since inception of $15,781,185.  The Company has a total stockholders’ equity of $172,465 at March 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations and the inputs used in calculating stock-based compensation.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

Development Stage and Mineral Property Costs

The Company has been in the development stage since September 6, 2007, as defined in ASC Topic 915 “Development Stage Entities”, and has not yet realized any revenues from its planned operations.  It is now primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, then the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.  The Company has incurred $30,602 of exploration costs and $0 of development costs from inception through March 31, 2011.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Deferred issuance costs

Costs relating to the future issuance of equity securities are deferred. When the additional equity securities are issued, the deferred costs are charged to additional paid-in-capital. The Company had certain deferred issuance costs as of March 31, 2011 consisting of investment banking and other expenses relating to the future issuance of common stock.  On February 7, 2011, the Company entered into a best efforts underwriting agreement with Century Pacific Securities, Inc. to sell $10,000,000 worth of the Company’s common stock under a Private Investment into Public Entity (PIPE) arrangement.  The Company will pay a fee between 3% and 7%.  The agreement expires one year from the date of execution.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  All previously stated share and per share balances have been restated to give retroactive effect to the 40 to 1 forward stock split that occurred on July 19, 2010.  Dilutive loss per share has not been presented because as of March 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

Stock-Based Compensation

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues restricted stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services. In February 2011, the Company entered into a consulting agreement for services to be rendered over an eighteen month period. The consulting expense is to be recognized ratably over the requisite service period.

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

As there is not sufficient public market history for its common stock, the Company determined the volatility for warrants granted based on an analysis of reported data for a peer group of companies. The expected volatility of warrants granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of warrants has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the warrants. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

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

The FASB has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature SFAS No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of March 31, 2011.

Accounting Standards Codification

The FASB’s Accounting Standards Codification (“ASC”) became effective on September 15, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Reclassifications

Certain items on the 2010 statement of operations and statement of cash flows have been reclassified to conform to current period presentation.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2011 through the date these financial statements were issued.

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 3 – Mineral Properties

As of March 31, 2011 and 2010, the Company has incurred $15,213,787 and $0 in mineral property acquisition costs which have been charged to operations.  A summary by property is as follows:

			September 6, 2007
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
Property	2011	2010	2011

Arbacoochee Mineral Rights	$-	$-	$104,027

Poker Flats Mineral Rights Option	4,974,000	-	4,999,000

Ziggurat Mineral Rights Option	10,085,760	-	10,110,760

	$15,059,760	$-	$15,213,787

A description of each property is summarized below:

Poker Flats Property

On December 22, 2010, the Company (Optionee) entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC”) and Sphere Resources, Inc. (“Sphere”).  The agreement was amended on March 28 2011.  MMC, the Optionor, is the owner of a 100% interest in 25 mining claims known as “Poker Flats” located in the Carlin Mining District in Elko County Nevada.  The Optionor has agreed to grant a 70% (amended to 75%) interest in the mineral rights free of all charges, encumbrances and claims, except for the mining lease and royalty agreements currently in existence under the following terms and conditions: (a) an initial 51% interest in the property will be earned upon incurring exploration expenditures of US $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company, and (b) an additional 24% interest in the property will be earned upon incurring additional exploration expenditures of US $250,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study were to be incurred and paid by Sphere.  Under the amendment, the Company will be obligated to pay these additional expenditures.

In order to maintain the option, Optionee and Sphere have agreed to the following: (a) Optionee will pay to Optionor US $25,000 upon executing the Option Agreement, and (b) Sphere will issue to Optionor 200,000 shares of Sphere Resources, Inc. common stock within 60 days of the execution of the Option Agreement and an additional 300,000 shares within 60 days of Optionee acquiring a 51% interest in the property.  The amendment extends the issuance of the 200,000 shares by Sphere to 60 days from the execution of the amendment and the issuance of the 300,000 shares by Sphere when the Company obtains a 75% in the mineral rights.

Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% Net Smelter Return (NSR) production royalty for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC.  The terms of the Production Royalty Agreement provides MMC the right to purchase each of the three percentage points of the NSR Production Royalty for a lump sum payment of US $1,000,000 per percent at any time during the Agreement.  Upon exercise of the option, the Optionee (Spartan) shall have the right to purchase up to 75% of the 3% NSR Production Royalty and MMC shall have the right to purchase up to 25% of the 3% Production Royalty.

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 3 – Mineral Properties (Continued)

On March 28, 2011, the Company, Mexivada and Sphere entered into an Amendment to the Option and Mining Claim Acquisition Agreement.  This Amendment provides a) the Company retains the full 70% interest in the Poker Flats gold concession, b) the Company will acquire an additional 5% interest in the Poker Flats gold concession from Mexivada, and c) the Company shall assume the responsibility for the second phase of exploration, and the mining feasibility study, for which Sphere was previously responsible. As a result of this Amendment, when the Company fulfills its obligations under the Option and Mining Claim Acquisition Agreement, it shall own the majority 75% interest outright, free and clear of all charges, encumbrances and claims, save for certain Mining Lease and Royalties.

Under the terms of this Amendment, the Company is required to make payments to Sphere of $57,750 and $8,250 to Mexivada to secure the 75% ownership position.  These cash payments are contingent upon the Company’s filing a registration statement on Form S-1 and raising $2 million in equity. Additionally the Company is immediately required to issue: (1) to Sphere 3,887,500 common restricted shares, and a warrant to purchase an additional 1,887,500 common restricted shares at a price of $1.00; and (2) to Mexivada 412,500 common restricted shares and a warrant to purchase an additional 412,500 common restricted shares at a price of $1.00. The valuation of the total consideration of this Amendment is as follows:

	Mexivada	Sphere	Total

Value of restricted common stock issued at market value of $0.90 per share on March 28, 2011	$371,250	$3,498,750	$3,870,000

Fair value of warrants issued based on Black-Scholes option pricing model (See Note 5 - Stockholders' Equity (Deficit))	198,000	906,000	1,104,000

	$569,250	$4,404,750	$4,974,000

Ziggurat Property

On December 27, 2010, the Company (Optionee) entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC”) and Sphere Resources, Inc. (“Sphere”).  The agreement was amended on March 28 2011.  MMC, the Optionor, is the owner of a 100% interest in 57 mining claims in Nye County, in the State of Nevada, known as “Ziggurat” Prospect.  Under the terms of the agreement, the optionor has agreed to grant to Optionee a 70% (amended to 75%) interest in and to the property mineral rights free and clear of all charges, encumbrances and claims under the following terms and conditions: (a) Optionee will acquire a 51% interest in the property upon incurring exploration expenditures of US $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by Spartan, and (b) Optionee will acquire an additional 24% interest in the property upon incurring additional exploration expenditures of US $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study were to be incurred and paid by Sphere.  Under the amendment, the Company will be obligated to pay these additional expenditures.

In order to maintain the option, Optionee will be required to make the following cash payments: (a) US $25,000 upon execution of the agreement, (b) US $35,000 within 90 days of the execution of the agreement, (c) US $25,000 on or before the second anniversary date of the agreement, and (d) US $25,000 on or before the third anniversary date of the agreement.  Additionally, Sphere shall issue to Optionor 300,000 shares of its common stock within 60 days of the execution of the Option Agreement and an additional 400,000 shares within 60 days of Optionee acquiring a 51% interest in the property.  The amendment extends the issuance of the 300,000 shares by Sphere to 60 days from the execution of the amendment and the issuance of the 400,000 shares by Sphere when the Company obtains a 75% in the mineral rights.

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 3 – Mineral Properties (Continued)

On March 28, 2011, the Company, Mexivada and Sphere entered into an Amendment to the Option and Mining Claim Acquisition Agreement.  This Amendment provides a) the Company retains the full 70% interest in the Ziggurat gold concession, b) the Company will acquire an additional 5% interest in the Ziggurat gold concession from Mexivada, and c) the Company shall assume the responsibility for the second phase of exploration, and the mining feasibility study, for which Sphere was previously responsible. As a result of this Amendment, when the Company fulfills its obligations under the Option and Mining Claim Acquisition Agreement, it shall own the majority 75% interest outright, free and clear of all charges, encumbrances and claims, save for certain Mining Lease and Royalties.

Under the terms of this Amendment, the Company is required to make payments to Sphere of $117,250 and $16,750 to Mexivada to secure the 75% ownership position.  These cash payments are contingent upon the Company’s filing a registration statement on Form S-1 and raising $2 million in equity.  Additionally the Company is immediately required to issue: (1) to Sphere 7,862,500 common restricted shares, and a warrant to purchase an additional 3,862,000 common restricted shares at a price of $1.00; and (2) to Mexivada 837,500 common restricted shares and a warrant to purchase an additional 837,500 common restricted shares at a price of $1.00. The valuation of the total consideration of this Amendment is as follows:

	Mexivada	Sphere	Total

Value of restricted common stock issued at market value of $0.90 per share on March 28, 2011	$753,750	$7,076,250	$7,830,000

Fair value of warrants issued based on Black-Scholes option pricing model (See Note 5 - Stockholders' Equity (Deficit))	402,000	1,853,760	2,255,760

	$1,155,750	$8,930,010	$10,085,760

Arbacoochee Gold Prospect

On October 22, 2010, the Company acquired all of the mineral rights in the Arbacoochee Gold Prospect, a tract of approximately 320 acres located within the historically significant gold mining region of northeastern Alabama. The acquisition includes all legal rights and equitable title to the mineral rights held by deed in the name of Alabama Mineral Properties, LLC (“AMP”).

The mineral rights were acquired for cash of $50,000 and 111,269,360 (post-split) shares of the Company’s issued and outstanding common stock which were issued to AMP (56,527,400) and consultants (54,741,960) who were instrumental in finding and structuring the purchase arrangement.  Magic Grace, who acquired 94% of the Company’s shares on May 21, 2010 through a change in control, and Real Challenge, who acquired 37,400,000 (post-split) free-trading shares of the Company’s outstanding common stock on May 21, 2010, issued the shares from their holdings to acquire the property resulting in a capital contribution.  The shares were valued at a weighted average price of $0.00048555.

The Company assumed an existing mineral royalty agreement which requires the payment of 6% Net Smelter Return (NSR) overriding royalty for any and all precious metals that are mined, processed or recovered from the Arbacoochee Gold Prospect to AMP.

Note 4 – Related Party Transactions

On December 20, 2010 the Company issued 54,334 restricted shares of its common stock to Green Eagle Capital Corp. (“Green Eagle”) for $16,300 cash or $.30 per share.  Seth Shaw, a Vice President of the Company, is the sole officer and director of Green Eagle (See Note 6 – Stockholders’ Deficit).

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 4 – Related Party Transactions (Continued)

The Company owes Sphere Resources, Inc. $175,000 and issued 11,750,000 shares of the Company’s restricted common stock and warrants to purchase an additional 5,749,500 shares to Sphere in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated December 22 and 27, 2010 and amended on March 28, 2011 for its Poker Flats and Ziggurat properties (See Note 3 – Mineral Properties).  Mr. Malcolm Stevens, the Company’s Chief Executive Officer, Director and Chairman, is also the Executive Chairman and President of Sphere Resources, Inc., a Canadian Corporation.

Note 5 – Stockholders’ Equity (Deficit)

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

On October 22, 2010, Magic Grace, Ltd. and Real Challenge Group, Ltd. utilized a combined 111,269,360 of their shares to acquire the Arbacoochee mineral rights located in Alabama resulting in a capital contribution of $54,027.  The shares were valued at a weighted average price of $0.00048555 per share.

In connection with the executive employment contracts the Company committed sixteen million shares of its common stock to these executives.  The shares were contributed by Magic Grace, the principal shareholder resulting from the change of control on May 21, 2010.  The shares were valued at $0.00033, the price at the commitment date of October 22, 2010.  The total value of the shares aggregated $5,248 and has been recorded as stock-based compensation with a credit to paid-in-capital as a capital contribution.

On December 15, 2010 the Company issued 350,000 restricted shares of its common stock for $105,000 cash or $.30 per share under a private placement agreement.

On December 20, 2010 the Company issued 54,334 restricted shares of its common stock to Green Eagle Capital Corp. (“Green Eagle”) for $16,300 cash or $.30 per share under a private placement agreement.  Seth Shaw, the Vice President of the Company, is the sole officer and director of Green Eagle (See Note 4 – Related Party Transactions).

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 5 – Stockholders’ Equity (Deficit) (Continued)

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

On February 2, 2011, the Company employed Mr. Marcus Flis as an executive and appointed him to the position of Chairman of the Company’s Advisory Board by entering into a Consulting Agreement with him (“Consultant”).  Under the terms of the Consulting Agreement, the Company issued 1,000,000 restricted shares of its restricted common stock to Mr. Flis at the market value per share of $0.6499 for a total of $649,900.  This amount is being amortized over the eighteen month period of the Consulting Agreement.  The Company has recognized $72,212 as stock compensation expense during the three months ended March 31, 2011.  The amount unearned is classified as a reduction to paid-in capital.  The consulting agreement requires a monthly salary of $1,500.

On March 28, 2011, the Company issued 1,250,000 restricted shares of its common stock to Mexivada Mining Corporation (“Mexivada”) in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat properties (See Note 3 – Mineral Properties).  The shares were valued at the market price of the shares on March 28, 2011 of $0.90 for a total of $1,125,000.

On March 28, 2011, the Company issued 11,750,000 restricted shares of its common stock to Sphere Resources, Inc. (“Sphere”) in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat properties (See Note 3 – Mineral Properties).  The shares were valued at the market price of the shares on March 28, 2011 of $0.90 for a total of $10,575,000.

Warrants

On March 28, 2011, the Company issued warrants to purchase 6,999,500 shares of the Company’s common stock in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat properties (See Note 3 – Mineral Properties).  These warrants have contractual lives of three years and were valued at a grant date fair value of $0.48 per warrant, or $3,359,760, using a Black-Scholes option pricing model with the following assumptions:

Stock price	$0.90
Contractual term	3 years
Expected volatility	87.6%
Risk free interest rate	0.81%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The risk free interest rate was based on the three year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 5 – Stockholders’ Equity (Deficit) (Continued)

The following table summarized warrant transactions for the three months ended March 31, 2011:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2010	-	$-
Granted	6,999,500	$1.00
Exercised	-	$-
Expired	-	$-

Outstanding at March 31, 2011	6,999,500	$1.00	2.99	$-

Exercisable at March 31, 2011	6,999,500	$1.00	2.99	$-

Weighted Average Grant Date Fair Value		$0.48

Note 6 – Mineral Exploration Costs

During the quarter ended March 31, 2011, the Company began exploration activities on its three mineral properties.  Amounts incurred and charged to operations for the quarter ended March 31, 2011 are as follows:

Property

Arbacoochee	$3,820

Poker Flats	15,526

Ziggurat	11,256

$30,602

Note 7 – Income Taxes

No provision for income tax was made for the period from September 6, 2007 (Inception) to March 31, 2011 as the Company had cumulative operating losses.  For the three months ended March 31, 2011 and 2010, the Company incurred net losses for tax purposes of approximately $15,400,000 and $11,700, respectively.

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 7 – Income Taxes (Continued)

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Three Months Ended
	March 31,
	2011	2010

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	0.0%	0.0%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	March 31,	December 31,
	2011	2010
Deferred income tax assets:

Net operating loss carry forwards	$4,194,020	$97,950
Valuation allowance	(4,194,020)	(97,950)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $4,096,070 and $4,000 for the three months ended March 31, 2011 and 2010, respectively.

A reconciliation of the expected income tax at the federal statutory rate to the actual tax expense is as follows:

	For the Three Months Ended
	March 31,
	2011	2010

Expected income tax (benefit) at 34% statutory rate	$(5,238,390)	$(4,000)
Permanent tax differences	1,142,320	-
Change in valuation allowance	4,096,070	4,000

Actual tax expense	$-	$-

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 7 – Income Taxes (Continued)

The Company believes that the net operating loss carried forward at the time of the change of control has been negated.  Therefore, total net operating losses carried forward and available to offset future income tax at March 31, 2011 are approximately $12,300,000.  The net operating losses expire as follows:

December 31,
2030	$300,000
2031	12,000,000

$12,300,000

Note 8 – Commitments and Contingencies

In connection with the Option and Mining Claim Acquisition Agreement dated December 27, 2010 and amended March 28, 2011 between the Company and Mexivada Mining Corporation as Amended on March 28, 2011, the Company is required to make future payments totaling $85,000 to maintain the option and must incur US $1,500,000 in exploration costs within 3 years of the date of the agreement and an additional $1,000,000 in exploration costs and delivering to Mexivada an Industry-standard Mining and Feasibility Study on or before the fifth anniversary of the agreement.

In connection with the Option and Mining Claim Acquisition Agreement dated December 22, 2010 and amended on March 28, 2011, the Company must incur US $500,000 in exploration costs within 3 years of the date of the agreement and an additional $250,000 in exploration costs and delivering to Mexivada an Industry-standard Mining and Feasibility Study on or before the fifth anniversary of the agreement.

In connection with Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 between the Company, Mexivada Mining Corporation and Sphere Resources, Inc., the Company is required to make future payments to Sphere of $175,000 and $25,000 to Mexivada.  These payments are contingent upon the Company’s filing a registration statement on Form S-1 of which 50% of the payments are required to be paid and the remaining 50% when the Company successfully raises $2,000,000.

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

SPARTAN GOLD LTD.
 (A Development Stage Company)
  Notes to Financial Statements
March 31, 2011
(unaudited)

Note 9 – Subsequent Events

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the property located within the Carlin Mining District in Elko County, Nevada.

Under the terms of the Agreement, Tomera grants, lets and leases exclusively to Spartan Gold the property, together will all ores and minerals of every kind, except geothermal resources, coal and oil and gas and other hydrocarbons, water and sand and gravel, in, or under the Property, with the exclusive right to prospect and explore for, mine by any method now known or hereafter discovered, process, mill, prepare for market, store, sell, and dispose of the same; and together with all such rights-of-way and easements to the extent owned by Tomera, if any, through, over, on or appertaining to the Property. The property initially contains 1,760 net mineral acres and may be modified to increase or decrease over time at the option of the Company.

Under the terms of this Agreement, the Company agrees to pay Tomera a Production Royalty of 5% of Net Smelter Returns, as defined in the Agreement. In order to maintain this Agreement in effect, the Company shall pay to Tomera Advance Minimum Royalty (“AMR”) Payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. The Company paid, at the execution of the Agreement, $30,800 for the first year of the lease based on the 1,760 net mineral acres leased at $17.50 per acre. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The term of the Agreement is for a period of ten years. The Company has the option to extend the initial term for an additional ten year period.

In connection with the Mining Lease and Agreement, the Company entered into a Surface Access and Use Agreement on April 1, 2011 with Kevin Tomera, a Nevada resident, which grants the Company general rights of ingress and egress over certain surface tracts and the right to use the surface tracts in conduct of its mineral exploration, development and mining activities.  Additionally, Tomera has granted the Company an option to purchase portions of the surface tracts.  Under the terms of the Surface Access and Use Agreement, the Company agrees to pay Kevin Tomera annual rental of $4.50 per acre for each acre of land included in the surface tracts.  At the date of the Agreement, 1,280 acres were included in the surface tracts.  The term of the Agreement is for ten years.

On April 26, 2011, the Company issued 250,000 shares of its restricted common stock to Knightstown Business Ltd. at $0.60 per share for a total of $150,000 in a private placement.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

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

Poker Flats Property

On December 22, 2010, we entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC”) and Sphere Resources, Inc. (“Sphere”).  The agreement was amended on March 28 2011.  MMC, the Optionor, is the owner of a 100% interest in 25 mining claims known as “Poker Flats” located in the Carlin Mining District in Elko County Nevada.  The Optionor has agreed to grant a 70% (amended to 75%) interest in the mineral rights free of all charges, encumbrances and claims, except for the mining lease and royalty agreements currently in existence under the following terms and conditions: (a) an initial 51% interest in the property will be earned upon incurring exploration expenditures of US $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company, and (b) an additional 24% interest in the property will be earned upon incurring additional exploration expenditures of US $250,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study were to be incurred and paid by Sphere.  Under the amendment, the Company will be obligated to pay these additional expenditures.

In order to maintain the option, Optionee and Sphere have agreed to the following: (a) Optionee will pay to Optionor US $25,000 upon executing the Option Agreement, and (b) Sphere will issue to Optionor 200,000 shares of Sphere Resources, Inc. common stock within 60 days of the execution of the Option Agreement and an additional 300,000 shares within 60 days of Optionee acquiring a 51% interest in the property.  The amendment extends the issuance of the 200,000 shares by Sphere to 60 days from the execution of the amendment and the issuance of the 300,000 shares by Sphere when the Company obtains a 75% in the mineral rights.

Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% Net Smelter Return (NSR) production royalty for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC.  The terms of the Production Royalty Agreement provides MMC the right to purchase each of the three percentage points of the NSR Production Royalty for a lump sum payment of US $1,000,000 per percent at any time during the Agreement.  Upon exercise of the option, the Optionee (Spartan) shall have the right to purchase up to 75% of the 3% NSR Production Royalty and MMC shall have the right to purchase up to 25% of the 3% Production Royalty.

On March 28, 2011, the Company, MMC and Sphere entered into an Amendment to the Option and Mining Claim Acquisition Agreement.  This Amendment provides a) the Company retains the full 70% interest in the Poker Flats gold concession, b) the Company will acquire an additional 5% interest in the Poker Flats gold concession from MMC, and c) the Company shall assume the responsibility for the second phase of exploration, and the mining feasibility study, for which Sphere was previously responsible for. As a result of this Amendment, when the Company fulfills its obligations under the Option and Mining Claim Acquisition Agreement, it shall own the majority 75% interest outright, free and clear of all charges, encumbrances and claims, save for the Mining Lease and Royalties.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the property located within the Carlin Mining District in Elko County, Nevada.  Under the terms of the Agreement, Tomera grants, lets and leases exclusively to Spartan Gold the property, together will all ores and minerals of every kind, except geothermal resources, coal and oil and gas and other hydrocarbons, water and sand and gravel, in, or under the Property, with the exclusive right to prospect and explore for, mine by any method now known or hereafter discovered, process, mill, prepare for market, store, sell, and dispose of the same; and together with all such rights-of-way and easements to the extent owned by Tomera, if any, through, over, on or appertaining to the Property. The property initially contains 1,760 net mineral acres and may be modified to increase or decrease over time at the option of the Company.

Poker Flats is located approximately 20 miles south-southwest of Elko, Nevada in the Carlin-Rain Trend.  Poker Flats began with 500 acres in the Carlin region which is home to some of the world's leaders in the mining industry.  Neighboring mining projects north and south of Poker Flats include Newmont Mining Corporation, Gold Standard Ventures Corporation, and Premier Gold Mines Limited.  The company has recently expanded Poker Flats to 3,600 acres and now holds an option for 75% majority ownership of this project.  The geological mapping process is under way, as well as the first phase interpretations of Poker Flats including an updated NI 43-101 report.  The new claim blocks and private mineral rights now included in the Poker Flats project are surrounded by Newmont Mining Corporation's Emigrant project on the northern border and several other productive projects including Newmont's Rain-Tess Mine, Premier Gold Mines Limited's Saddle gold prospect and Gold Standard Ventures Corporations' Railroad gold project.  The Company’s team is now conducting geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.  Once mapping and interpretations are completed, we will proceed with the finalization of an updated NI 43-101 compliant technical report encompassing the entire property that includes the private mineral rights to better define future drill and exploration targets.

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

The exploration goal at the Poker Flats prospect is to identify a 500,000 to 1,000,000 ounce open-pit gold mining resource. Major mining projects are currently operated by Barrick Gold Corporation (trading on the NYSE and the TSX) and Newmont Mining Corporation (trading on the NYSE) which exist both north and south of the Poker Flats prospects, respectively.

Ziggurat Property

On December 27, 2010, we entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC”) and Sphere Resources, Inc. (“Sphere”).  The agreement was amended on March 28 2011.  MMC, the Optionor, is the owner of a 100% interest in 57 mining claims in Nye County, in the State of Nevada, known as “Ziggurat” Prospect.  Under the terms of the agreement, the optionor has agreed to grant to Optionee a 70% (amended to 75%) interest in and to the property mineral rights free and clear of all charges, encumbrances and claims under the following terms and conditions: (a) Optionee will acquire a 51% interest in the property upon incurring exploration expenditures of US $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by Spartan, and (b) Optionee will acquire an additional 24% interest in the property upon incurring additional exploration expenditures of US $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study were to be incurred and paid by Sphere.  Under the amendment, the Company will be obligated to pay these additional expenditures.

In order to maintain the option, Optionee will be required to make the following cash payments: (a) US $25,000 upon execution of the agreement, (b) US $35,000 within 90 days of the execution of the agreement, (c) US $25,000 on or before the second anniversary date of the agreement, and (d) US $25,000 on or before the third anniversary date of the agreement.  Additionally, Sphere shall issue to Optionor 300,000 shares of its common stock within 60 days of the execution of the Option Agreement and an additional 400,000 shares within 60 days of Optionee acquiring a 51% interest in the property.  The amendment extends the issuance of the 300,000 shares by Sphere to 60 days from the execution of the amendment and the issuance of the 400,000 shares by Sphere when the Company obtains a 75% in the mineral rights.

On March 28, 2011, the Company, MMC and Sphere entered into an Amendment to the Option and Mining Claim Acquisition Agreement.  This Amendment provides a) the Company retains the full 70% interest in the Ziggurat gold concession, b) the Company will acquire an additional 5% interest in the Ziggurat gold concession from MMC, and c) the Company shall assume the responsibility for the second phase of exploration, and the mining feasibility study, for which Sphere was previously responsible for. As a result of this Amendment, when the Company fulfills its obligations under the Option and Mining Claim Acquisition Agreement, it shall own the majority 75% interest outright, free and clear of all charges, encumbrances and claims.

The Ziggurat gold property is located approximately 33 kilometers north of Kinross Gold Corporation and Barrick Gold Corporation’s Round Mountain gold mine in Nye County, Nevada.  The Ziggurat property began with 1,140 acres in the prolific Round Mountain-Northumberland Trend. The neighboring Northumberland mining project is located eight kilometers to the northeast of Ziggurat, and is owned by mining industry world leader Newmont Mining Corporation.  The company has recently expanded Ziggurat to 6,800 acres and now holds an option for 75% majority ownership of this project.  Previous geophysical and geological interpretations indicate that the Ziggurat property has favorable characteristics for Carlin-style gold mineralization.  Since the property is situated in close proximity to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditures. Spartan's team is now conducting geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.  Once mapping and interpretations are completed, Spartan will proceed with the finalization of an updated NI 43-101 compliant technical report encompassing the entire property to better define future drill and exploration targets.

Additional drilling, geophysical and geological work is planned under a two-phase exploration program. Since the property is situated adjacent to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditure.

The exploration goal at the Ziggurat prospect is to identify a multi-million ounce open-pit gold mining resource. Major mining projects are currently operated by Barrick Gold Corporation (trading on the NYSE and the TSX) and Fronteer Gold (trading on the ASE) which exist both south and north of the Ziggurat prospect, respectively.

Arbacoochee Gold Prospect

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

The Company assumed an existing mineral royalty agreement which requires the payment of 6% Net Smelter Return (NSR) overriding royalty for any and all precious metals that are mined, processed or recovered from the Arbacoochee Gold Prospect to AMP.

Results of Operations

For the Three Months Ended March 31, 2011 and 2010 and For the Period September 6, 2007 (Inception) to March 31, 2011

Revenues

The Company had no revenue for the period from September 6, 2007 (inception) to March 31, 2011 as we are still in the exploration and development stage.

Operating Expenses

For the three months ended March 31, 2011 our total operating expenses were $15,407,030 compared to $11,760 for the three months ended March 31, 2010 resulting in an increase of $15,395,270.  The increase is attributable to impairment charges on mineral properties of $15,059,760 and mineral exploration costs of $30,602 during the three months ended March 31, 2011. General and administrative expenses increased $304,908 due primarily to management compensation of $66,000; consulting, legal and professional fees of $77,941; stock compensation of $72,212; costs and fees associated with being a publicly-traded company of $19,696; and general office, travel and overhead expense of $69,059.  As a result, net loss was $15,407,030 for the three months ended March 31, 2011 compared to $11,760 for the three months ended March 31, 2010.

For the period from September 6, 2007 (inception) to March 31, 2011, total operating expenses and net loss were $15,781,185, composed of general and administrative expenses of $536,796, mineral exploration costs of $30,602, and impairment of mineral property costs of 15,213,787.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2011 and 2010, we funded our operations through financing activities consisting of private placements of equity securities with outside investors, while for the three months ended March 31, 2010 we funded our limited operations through loans from shareholders and officers. Our principal use of funds during the three months ended March 31, 2011 has been for mineral exploration, ongoing acquisition of mineral property rights and general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2011 compared to the three months ended March 31, 2010

As of March 31, 2011, we had cash of $150,626 and working capital of $166,630.  The Company generated a negative cash flow from operations of $345,119 for the three months ended March 31, 2011 compared to cash used in operations of $9,060 for the three months ended March 31, 2010. The negative cash flow from operating activities for the three months ended March 31, 2011is primarily attributable to the Company's net loss from operations of $15,407,030, offset by non cash impairment charges of $15,059,760, non cash stock compensation of $72,212 and net cash used in changes in operating assets and liabilities of $70,315.

The increase in investing activities is attributable the purchase of equipment of $6,089 during the three months ended March 31, 2011.  During the three months ended March 31, 2011, the Company raised $500,000 by issuing common stock to outside investors. During the three months ended March 31, 2010, the Company raised a net of $20,000 from advances from its Chief Executive Officer.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $2,200,000 from April to December 2011 to carry out exploration and administration activities on our Nevada mineral properties. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended December 31, 2010 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for the valuation of mineral rights and options acquired, the impairment of mineral rights and options, and stock-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

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

Item 4.    Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Interim Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.  Please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2011, the Company received $500,000 from Knightstown Business Ltd. and issued 833,334 shares of its restricted stock at $.60 per share in a private placement.  The proceeds are being used to fund our current mineral exploration activities and for general corporate expenses.

On February 2, 2011, the Company issued 1,000,000 restricted shares of its restricted common stock to Mr. Marcus Flis at the market value per share of $0.6499 for a total of $649,900 as compensation for services.

On March 28, 2011, the Company issued 1,250,000 restricted shares of its common stock to Mexivada Mining Corporation in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat properties.  The shares were valued at the market price of the shares on March 28, 2011 of $0.90 for a total of $1,125,000.

On March 28, 2011, the Company issued 11,750,000 restricted shares of its common stock to Sphere Resources, Inc. in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat properties.  The shares were valued at the market price of the shares on March 28, 2011 of $0.90 for a total of $10,575,000.

On March 28, 2011, the Company issued warrants to purchase 1,250,000 shares of the Company’s common stock to Mexivada Mining Corporation in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat properties.  The warrants have contractual lives of three years and an exercise price of $1.00.

On March 28, 2011, the Company issued warrants to purchase 5,749,500 shares of the Company’s common stock to Sphere Resources, Inc. in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat properties.  The warrants have contractual lives of three years and an exercise price of $1.00.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Change of Company’s Name (2)
Exhibit 3.4	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 3.5	Certificate of Amendment to Articles of Incorporation for Forty-to-One Forward Stock Split (2)
Exhibit 10.1	Asset Purchase Agreement between Spartan Gold Ltd. And Alabama Mineral Properties LLC (3)
Exhibit 10.2	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (4)
Exhibit 10.3	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (5)
Exhibit 10.4	Amendment to Option and Mining Claim Acquisition Agreement (Ziggurat) between Spartan Gold Ltd., Mexivada Mining Corporation, and Sphere Resources, Inc. (6)
Exhibit 10.5	Amendment to Option and Mining Claim Acquisition Agreement (Poker Flats) between Spartan Gold Ltd., Mexivada Mining Corporation, and Sphere Resources, Inc. (6)
Exhibit 10.6	Mining Lease and Agreement between Spartan Gold Ltd. And K & K Tomera Lands, LLC (6)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (7)
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer (7)
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from Registrant’s Form S-1 filed with the Securities and Exchange Commission on March 4, 2008.
(2)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on August 23, 2010.
(3)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on November 22, 2010.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(5)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(6)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2011.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2011	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By: /s/ William H. Whitmore, Jr.
William H. Whitmore, Jr.
President and Interim Chief Financial Officer (Principal Financial Officer)