Form 10-Q
period 2011-06-30
Spartan Gold Ltd.
filed 2011-08-15
CIK 1426530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of as of July 31, 2011 the registrant had 228,837,668 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.
FORM 10-Q
JUNE 30, 2011
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3
	Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010 and for the Period July 8, 2010 (Inception of Exploration Stage) to June 30, 2011 (unaudited)	4
	Statement of Stockholders’ Deficit for the Period September 6, 2007 (Inception) to June 30, 2011 (unaudited)	5
	Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the Period July 8, 2010 (Inception of Exploration Stage) to June 30, 2011 (unaudited)	7
	Notes to Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1.A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	(Removed & Reserved)	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

SIGNATURE		30

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
SPARTAN GOLD LTD.
(An Exploration Stage Company)
Balance Sheets
	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$8,631	$21,834
Prepaid expenses	29,165	-

Total current assets	37,796	21,834

Property and equipment, net	5,328	-

Total assets	$43,124	$21,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$58,420	$24,711
Accrued expenses	81,513	49,600
Total liabilities	139,933	74,311

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Common stock $.001 par value 1,000,000,000 shares authorized, 228,837,668 and 213,754,334 shares issued and outstanding, at June 30, 2011 and December 31, 2010, respectively	228,838	213,754
Additional paid-in capital	16,734,001	389,425
Issued and unearned stock compensation	(469,370)	-
Deficit accumulated from prior operations	(367,574)	(367,574)
Deficit accumulated during the exploration stage	(16,222,704)	(288,082)
Total stockholders' equity (deficit)	(96,809)	(52,477)

Total liabilities and stockholders' equity (deficit)	$43,124	$21,834

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Statements of Operations
(unaudited)
					For the Period
					July 8, 2010
					(Inception of
	For the Three Months Ended		For the Six Months Ended		Exploration Stage) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	310,995	-	627,663	11,760	761,718
Mineral exploration	145,037	-	175,639	-	175,639
Mineral property expenditures	36,560	-	36,560	-	36,560
Impairment of mineral property costs	35,000	-	15,094,760	-	15,248,787
Total expenses	527,592	-	15,934,622	11,760	16,222,704

Net loss	$(527,592)	$-	$(15,934,622)	$(11,760)	$(16,222,704)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.07)	$(0.00)

Weighted average number of shares oustanding during the period -
Basic and diluted	228,768,987	609,000,000	222,214,740	609,000,000

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from September 6, 2007 (Inception) to June 30, 2011
(unaudited)

	Common stock		Additional paid-in	Unearned stock	Treasury	Deficit accumulated from prior	Deficit accumulated during the exploration	Total stockholders' equity
	Shares	Amount	capital	compensation	stock	operations	stage	(deficit)

Common stock issued to founders at $.000025 per share	480,000,000	$480,000	$-	$-	$-	$(468,000)	$-	$12,000

Common stock issued for cash at $0.0005 per share	65,000,000	65,000	-	-	-	(32,500)	-	32,500

Net loss for the period September 6, 2007 (inception) to December 31, 2007	-	-	-	-	-	(24,400)	-	(24,400)

Balance, December 31, 2007	545,000,000	545,000	-	-	-	(524,900)	-	20,100

Common stock issued for cash at $0.00025 per share under a private placement	60,000,000	60,000	-	-	-	(45,000)	-	15,000

Common stock issued for cash at $0.0005 per share under a private placement	4,000,000	4,000	-	-	-	(2,000)	-	2,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(36,538)	-	(36,538)

Balance, December 31, 2008	609,000,000	609,000	-	-	-	(608,438)	-	562

Net loss for the year ended December 31, 2009	-	-	-	-	-	(13,375)	-	(13,375)

Balance, December 31, 2009	609,000,000	609,000	-	-	-	(621,813)	-	(12,813)

Contribution of related party loan	-	-	19,603	-	-	-	-	19,603

Contribution of shares to treasury by principal shareholder	-	-	129,851	-	(129,851)	-	-	-

Treasury shares retired and cancelled	(395,850,000)	(395,850)		-	129,851	265,999	-	-

Contribution of shares by principal shareholder to purchase Arbachoochee mineral rights at $0.00048555 per share	-	-	54,027	-	-	-	-	54,027

Shares awarded - executive employment agreements contributed by principal shareholder at $0.000328 per share	-	-	5,248	-	-	-	-	5,248

Common stock issued for cash at $.30 per share under a private placement	604,334	604	180,696	-	-	-	-	181,300

Net loss for the year ended December 31, 2010	-	-	-	-	-	(11,760)	(288,082)	(299,842)

Balance, December 31, 2010	213,754,334	$213,754	$389,425	$-	$-	$(367,574)	$(288,082)	$(52,477)

See accompanying notes to unaudited financial statements.
Continued

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from September 6, 2007 (Inception) to June 30, 2011
(unaudited)

	Common stock		Additional paid-in	Unearned stock	Treasury	Deficit accumulated from prior	Deficit accumulated during the exploration	Total stockholders' equity
	Shares	Amount	capital	compensation	stock	operations	stage	(deficit)

Balance, December 31, 2010	213,754,334	$213,754	$389,425	$-	$-	$(367,574)	$(288,082)	$(52,477)

Common stock issued for cash at $.60 per share under a private placement	1,083,334	1,084	648,916	-	-	-	-	650,000

Shares awarded - to consultant at $0.6499 per share	1,000,000	1,000	648,900	(649,900)	-	-	-	-

Common stock issued under option agreement to acquire mineral rights at $.90 per share	13,000,000	13,000	11,687,000	-	-	-	-	11,700,000

Warrants to purchase 6,999,500 shares of common stock issued under option agreements to acquire mineral rights	-	-	3,359,760	-	-	-	-	3,359,760

Compensation recognized under consulting agreement (February 2, 2011)	-	-	-	180,530	-	-	-	180,530

Net loss for the six months ended June 30, 2011	-	-		-	-	-	(15,934,622)	(15,934,622)

Balance, June 30, 2011 (unaudited)	228,837,668	$228,838	$16,734,001	$(469,370)	$-	$(367,574)	$(16,222,704)	$(96,809)

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Statement of Cash Flows
(unaudited)

			For the Period
			July 8, 2010
			(Inception of
	For the Six Months Ended		Exploration Stage) to
	June 30,	June 30,	June 30,
	2011	2010	2011

Cash flows used in operating activities:
Net loss	$(15,934,622)	$(11,760)	$(16,222,704)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	761	-	761
Stock-based compensation	180,530	-	180,530
Stock issued for services	-	-	5,348
Impairment of mineral rights and options	15,094,760	-	15,248,787
Changes in operating assets and liabilities:
Prepaid Expenses	(29,165)	-	(29,165)
Accounts payable	33,709	2,700	53,450
Accrued expenses	31,913	-	81,513
Net cash used in operating activities	(622,114)	(9,060)	(681,480)

Cash flows used in investing activities:
Purchase of property and equipment	(6,089)	-	(6,089)
Acquisition of mineral rights and option agreements	(35,000)	-	(135,000)
Net cash used in investing activities	(41,089)	-	(141,089)

Cash flows from financing activities:
Increase in due to related party	-	25,000	-
Payments to related party	-	(15,947)	-
Proceeds from sale of common stock	650,000	-	831,200
Net cash provided by financing activities	650,000	9,053	831,200

Net increase (decrease) in cash	(13,203)	(7)	8,631

Cash at beginning of period	21,834	7	-

Cash at end of period	$8,631	$-	$8,631

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Statement of Cash Flows (Continued)
(unaudited)
			For the Period
			July 8, 2010
			(Inception of
	For the Six Months Ended		Exploration Stage) to
	June 30,	June 30,	June 30,
	2011	2010	2011

Non-cash investing and financing activities:

Value of Mineral rights and options acquired	$(15,059,760)	$-	$(15,059,760)
Common stock	13,000	-	13,000
Additional paid in capital on stock issued	11,687,000	-	11,687,000
Additional paid in capital on warrants issued	3,359,760	-	3,359,760

Stock issued for prepaid consulting services	(649,900)	-	(649,900)
Common stock	1,000	-	1,000
Additional paid in capital on stock issued	648,900	-	648,900

Conversion of related party payable to capital	-	19,603	-
Additional paid in capital	-	(19,603)	-

Value of mineral rights contributed to the Company	-	-	(54,027)
Additional paid in capital	-	-	54,027

Contribution of 395,850,000 shares of common stock to treasury by principal shareholder	-	-	(129,851)
Additional paid in capital	-	-	129,851

Retirement and cancellation of 395,850,000 shares of common stock:
Common stock	-	-	(395,850)
Treasury stock	-	-	129,851
Deficit accumulated from prior operations	-	-	265,999

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
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

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd.  The Company now operates as a U.S. based junior gold exploration and mining company.  The Company has acquired the mineral rights to a property in Alabama and entered into two option agreements dated December 22 and 27, 2010, which were amended March 28, 2011, to acquire the mineral rights to certain properties located in Nevada.  On April 1, 2011, the Company entered into a mining lease agreement to acquire the mineral rights to an additional 1,760 acres in Elko County, Nevada.  The Company is engaged in exploration activities on these properties to ascertain the feasibility of commencing production.

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
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $15,934,622 for the six months ended June 30, 2011 and has incurred cumulative losses since inception of $16,308,777.  The Company has a stockholders’ deficit of $96,809 at June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

Mineral Property and Exploration Costs

The Company has been in the exploration stage since July 8, 2010 and has not yet realized revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties for gold and other precious metals.  In accordance with the Securities and Exchange Commission Industry Guide 7, mineral property acquisition costs and exploration costs are expensed to operations as incurred.

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

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  All previously stated share and per share balances have been restated to give retroactive effect to the 40 to 1 forward stock split that occurred on July 19, 2010.  Dilutive loss per share has not been presented because as of June 30, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of June 30, 2011.

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

Reclassifications

Certain items on the 2010 balance sheet, statement of operations and statement of cash flows have been reclassified to conform to current period presentation.

Exploration Stage Company

As of July 8, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC Topic 915 “Development Stage Entities”.  For the period from September 6, 2007 (Inception) to July 8, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying balance sheets and statements of stockholders’ equity (deficit).  To date, the Company's planned principal operations have not fully commenced.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2011 through the date these financial statements were issued.

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 3 – Mineral Properties

As of June 30, 2011 and 2010, the Company has incurred $15,285,347 and $0 in mineral property acquisition costs which have been charged to operations.  A summary by property is as follows:

			September 6, 2007
	Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,
Property	2011	2010	2011

Arbacoochee Mineral Rights	$-	$-	$104,027

Poker Flats Mineral Rights Option	5,010,560	-	5,035,560

Ziggurat Mineral Rights Option	10,120,760	-	10,145,760

	$15,131,320	$-	$15,285,347

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
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
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

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property located within the Carlin Mining District in Elko County, Nevada.

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

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 3 – Mineral Properties (Continued)

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

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 3 – Mineral Properties (Continued)

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

The Company issued Sphere Resources, Inc. 11,750,000 shares of the Company’s restricted common stock and warrants to purchase an additional 5,749,500 shares to Sphere in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated December 22 and 27, 2010 and amended on March 28, 2011 for its Poker Flats and Ziggurat properties (See Note 3 – Mineral Properties).  Additionally, cash payments to Sphere of $175,000 are contingent upon the Company’s filing a registration statement on Form S-1 and raising $2 million in equity.  Mr. Malcolm Stevens, the Company’s Chief Executive Officer, Director and Chairman, is also the Executive Chairman and President of Sphere Resources, Inc., a Canadian Corporation.

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

 SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 5 – Stockholders’ Equity (Deficit) (Continued)

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

On January 25, 2011, the Company received $500,000 from Knightstown Business Ltd (“Knightstown”) issued 833,334 shares of its restricted stock at $.60 per share in a private placement.

On February 2, 2011, the Company employed Mr. Marcus Flis as an executive and appointed him to the position of Chairman of the Company’s Advisory Board by entering into a Consulting Agreement with him (“Consultant”).  Under the terms of the Consulting Agreement, the Company issued 1,000,000 restricted shares of its restricted common stock to Mr. Flis at the market value per share of $0.6499 for a total of $649,900.  This amount is being amortized over the eighteen month period of the Consulting Agreement.  The Company has recognized $180,530 as stock compensation expense during the six months ended June 30, 2011.  The amount unearned is classified as a reduction to paid-in capital.  The consulting agreement requires a monthly salary of $1,500.

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

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 5 – Stockholders’ Equity (Deficit) (Continued)

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

The following table summarizes warrant transactions for the six months ended June 30, 2011:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2010	-	$-
Granted	6,999,500	$1.00
Exercised	-	$-
Expired	-	$-

Outstanding at June 30, 2011	6,999,500	$1.00	2.74	$-

Exercisable at June 30, 2011	6,999,500	$1.00	2.74	$-

Weighted Average Grant Date Fair Value		$0.48

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 6 – Mineral Exploration Costs

During the six months ended June 30, 2011, the Company began exploration activities on its three mineral properties.  Amounts incurred and charged to operations for the six months ended June 30, 2011 are as follows:

Property

Arbacoochee	$3,820

Poker Flats	58,680

Ziggurat	113,139

$175,639

Note 7 – Income Taxes

No provision for income tax was made for the period from September 6, 2007 (Inception) to June 30, 2011 as the Company had cumulative operating losses.  For the six months ended June 30, 2011 and 2010, the Company incurred net losses for tax purposes of approximately $15,900,000 and $11,700, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Six Months Ended
	June 30,
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

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	June 30,	December 31,
	2011	2010
Deferred income tax assets:

Net operating loss carry forwards	$4,366,600	$97,950
Valuation allowance	(4,366,600)	(97,950)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $4,268,650 and $4,000 for the six months ended June 30, 2011 and 2010, respectively.

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 7 – Income Taxes (Continued)

A reconciliation of the expected income tax at the federal statutory rate to the actual tax expense is as follows:

	June 30,	June 30,
	2011	2010

Expected income tax (benefit) at 34% statutory rate	$(5,410,970)	$(4,000)
Permanent tax differences	1,142,320	-
Change in valuation allowance	4,268,650	4,000

Actual tax expense	$-	$-

The Company believes that the net operating loss carried forward at the time of the change of control has been negated.  Therefore, total net operating losses carried forward and available to offset future income tax at June 30, 2011 are approximately $12,800,000.  The net operating losses expire as follows:

Note 8 – Commitments and Contingencies

In connection with the Mining Lease and Agreement dated April 1, 2011 between the Company and K & K Tomera Lands, LLC, the Company is required to make future Advance Minimum Royalty (“AMR”) Payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. At present, 1,760 net mineral acres are leased. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The term of the Agreement is for a period of ten years.

In connection with Surface Access and Use Agreement dated April 1, 2011 between the Company and Kevin Tomera, a Nevada resident, the Company is required to make future annual lease payments of $4.50 per acre for each acre of land included in the surface tracts.  At the date of the Agreement, 1,280 acres were included in the surface tracts.  The term of the Agreement is for ten years.

In connection with the Option and Mining Claim Acquisition Agreement dated December 27, 2010 and amended March 28, 2011 between the Company and Mexivada Mining Corporation as Amended on March 28, 2011, the Company is required to make future payments totaling $50,000 to maintain the option and must incur US $1,500,000 in exploration costs within 3 years of the date of the agreement and an additional $1,000,000 in exploration costs and delivering to Mexivada an Industry-standard Mining and Feasibility Study on or before the fifth anniversary of the agreement.

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

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
June 30, 2011
(unaudited)

Note 8 – Commitments and Contingencies (Continued)

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

Note 9 – Subsequent Events

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

Management is currently assessing and evaluating new strategic opportunities as it remains in its exploration stage.

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

Results of Operations

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and For the Period July 8, 2010 (Inception of Exploration Stage) to June 30, 2011

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to June 30, 2011 as we are still in the exploration stage.

Operating Expenses

For the six months ended June 30, 2011 our total operating expenses were $15,934,622 compared to $11,760 for the six months ended June 30, 2010 resulting in an increase of $15,922,862.  The increase is attributable to impairment charges (primarily stock based compensation in the amount of $15,059,760) on mineral properties of $15,094,760, mineral property expenditures of $36,560 and mineral exploration costs of $175,639 during the six months ended June 30, 2011. General and administrative expenses increased $615,903 due primarily to management compensation of $132,000; consulting, legal and professional fees of $150,808; stock compensation of $180,530; costs and fees associated with being a publicly-traded company of $29,254; and general office, travel and overhead expense of $123,311.  As a result, net loss was $15,934,622 for the six months ended June 30, 2011 compared to $11,760 for the six months ended June 30, 2010.

For the period from July 8, 2010 (inception of exploration stage) to June 30, 2011, total operating expenses and net loss were $16,222,704, composed of general and administrative expenses of $761,718, mineral exploration costs of $175,639, mineral property expenditures of $36,560, and impairment of mineral property costs of 15,248,787.

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenues

The Company had no revenue for the three months ended June 30, 2011 and 2010 as we are still in the exploration stage.

Operating Expenses

For the three months ended June 30, 2011 our total operating expenses were $527,592 compared to $0 for the three months ended June 30, 2010 resulting in an increase of $527,592.  The increase is attributable to impairment charges on mineral properties of $35,000, mineral property expenditures of $36,560 and mineral exploration costs of $145,037 during the three months ended June 30, 2011. General and administrative expenses increased $290,995 due primarily to management compensation of $66,000; consulting, legal and professional fees of $72,867; stock compensation of $108,318; costs and fees associated with being a publicly-traded company of $9,558; and general office, travel and overhead expense of $54,252.  As a result, net loss was $527,592 for the three months ended June 30, 2011 compared to $0 for the three months ended June 30, 2010.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2011 and 2010, we funded our operations through financing activities consisting of private placements of equity securities with outside investors, while for the six months ended June 30, 2010 we funded our limited operations through loans from shareholders and officers. Our principal use of funds during the six months ended June 30, 2011 has been for mineral exploration, ongoing acquisition of mineral property rights and general corporate expenses.

Liquidity and Capital Resources during the six months ended June 30, 2011 compared to the six months ended June 30, 2010

As of June 30, 2011, we had cash of $8,631 and deficit in working capital of $102,137.  The Company generated a negative cash flow from operations of $622,114 for the six months ended June 30, 2011 compared to cash used in operations of $9,060 for the six months ended June 30, 2010. The negative cash flow from operating activities for the six months ended June 30, 2011 is primarily attributable to the Company's net loss from operations of $15,934,622, offset by noncash impairment charges (primarily stock based compensation in the amount of $15,059,760) of $15,094,760, noncash stock compensation of $80,530 and net cash used in changes in operating assets and liabilities of $36,457.

The increase in investing activities is attributable the purchase of equipment of $6,089 and a required cash payment of $35,000 under the Option and Mining Claim Acquisition Agreement for the Ziggurat property during the six months ended June 30, 2011.  During the six months ended June 30, 2011, the Company raised $650,000 by issuing common stock to outside investors. During the six months ended June 30, 2010, the Company raised a net of $9,053 from advances from its Chief Executive Officer.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $1,800,000 from July to December 2011 to carry out exploration and administration activities on our Nevada mineral properties. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

In January, 2011, we entered into a $5,000,000 financing commitment agreement with Geneva Switzerland based Knightstown Business Ltd (“Knightstown”).  On January 25, 2011, the Company received the first tranche of $500,000 from Knightstown under the agreement and issued 833,334 shares of its restricted stock at $.60 per share in the private placement.   A second investment of $150,000 was received on April 26, 2011 and the Company issued 250,000 shares of its restricted stock at $.60 per share in the private placement.  Knightstown had committed to additional funding of $4,500,000 over the following six month period from the date of the agreement.  As of the date of this report, the commitment period has expired with no additional investments made by Knightstown and the agreement has not been renewed.

In February, 2011, we entered into an investment banking agreement with Century Pacific Securities, Inc. (“Century Pacific”).  Under terms of the agreement, Century Pacific will represent the Company in a best-efforts capacity in a $10,000,000 Private Placement into Public Equity (PIPE) transaction.  If completed, the private placement will be for an offering of restricted equity securities in the form of Spartan Gold’s common stock.  Century Pacific is a licensed broker-dealer and a member of FINRA (Financial Industry Regulatory Authority).  There is no assurance that Century Pacific, or the Company, will be successful in these efforts to raise the $10,000,000.

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

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Change of Company’s Name (2)
Exhibit 3.4	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 3.5	Certificate of Amendment to Articles of Incorporation for Forty-to-One Forward Stock Split (2)
Exhibit 10.1	Asset Purchase Agreement between Spartan Gold Ltd. And Alabama Mineral Properties LLC (3)
Exhibit 10.2	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (4)
Exhibit 10.3	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (5)
Exhibit 10.4	Amendment to Option and Mining Claim Acquisition Agreement (Ziggurat) between Spartan Gold Ltd., Mexivada Mining Corporation, and Sphere Resources, Inc. (6)
Exhibit 10.5	Amendment to Option and Mining Claim Acquisition Agreement (Poker Flats) between Spartan Gold Ltd., Mexivada Mining Corporation, and Sphere Resources, Inc. (6)
Exhibit 10.6	Mining Lease and Agreement between Spartan Gold Ltd. And K & K Tomera Lands, LLC (6)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (7)
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer (7)
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
Exhibit 101.INS	XBRL Instance Document (7)
Exhibit 101.SCH	XBRL Schema Document (7)
Exhibit 101.CAL	XBRL Calculation Linkbase Document (7)
Exhibit 101.DEF	XBRL Definition Linkbase Document (7)
Exhibit 101.LAB	XBRL Label Linkbase Document (7)
Exhibit 101.PRE	XBRL Presentation Linkbase Document (7)

(1)	Incorporated by reference from Registrant’s Form S-1 filed with the Securities and Exchange Commission on March 4, 2008.
(2)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on August 23, 2010.
(3)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on November 22, 2010.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(5)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(6)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2011.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	By:	/s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ William H. Whitmore, Jr.
William H. Whitmore, Jr.
President and Interim Chief Financial Officer (Principal Financial Officer)