Form 10-Q
period 2011-09-30
Spartan Gold Ltd.
filed 2011-11-16
CIK 1426530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of as of November 9, 2011 the registrant had 632,892,868 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.
FORM 10-Q
SEPTEMBER 30, 2011
INDEX

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3
	Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010 and for the Period July 8, 2010 (Inception of Exploration Stage) to September 30, 2011 (unaudited)	4
	Statement of Stockholders’ Deficit for the Period September 6, 2007 (Inception) to September 30, 2011 (unaudited)	5
	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the Period July 8, 2010 (Inception of Exploration Stage) to September 30, 2011 (unaudited)	8
	Notes to Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION		30

Item 1.	Legal Proceedings	30
Item 1.A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	(Removed & Reserved)	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURE		31

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)

ASSETS

Current assets:
Cash	$55,466	$21,834
Prepaid expenses	16,664	-

Total current assets	72,130	21,834

Property and equipment, net	4,820	-

Total assets	$76,950	$21,834

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$31,785	$24,711
Accrued expenses	154,960	49,600
Due to related parties	25,000	-
Secured convertible promissory note	377,494	-
Total liabilities	589,239	74,311

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock $.001 par value 1,000,000,000 shares authorized, 253,837,668 and 213,754,334 shares issued and outstanding, at September 30, 2011 and December 31, 2010, respectively	253,838	213,754
Additional paid-in capital	17,084,000	389,425
Issued and unearned stock compensation	(361,052)	-
Deficit accumulated from prior operations	(367,574)	(367,574)
Deficit accumulated during the exploration stage	(17,121,501)	(288,082)
Total stockholders' deficit	(512,289)	(52,477)

Total liabilities and stockholders' deficit	$76,950	$21,834

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period July 8, 2010 (Inception of Exploration Stage) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	258,566	18,895	886,229	30,655	1,020,284
Mineral exploration	62,738	-	238,377	-	238,377
Mineral property expenditures	-	-	36,560	-	36,560
Impairment of mineral property costs	200,000	-	15,294,760	-	15,448,787
Total operating expenses	521,304	18,895	16,455,926	30,655	16,744,008

Other Expense:
Interest expense	377,493	-	377,493	-	377,493

Net loss	$(898,797)	$(18,895)	$(16,833,419)	$(30,655)	$(17,121,501)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.07)	$(0.00)

Weighted average number of shares oustanding during the period -
Basic and diluted	235,087,668	393,864,130	226,644,444	536,500,000

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from September 6, 2007 (Inception) to September 30, 2011
(unaudited)

	Common stock		Additional paid-in	Unearned stock	Treasury	Deficit accumulated from prior	Deficit accumulated during the exploration	Total stockholders' equity
	Shares	Amount	capital	compensation	stock	operations	stage	(deficit)

Common stock issued to founders at $.000025 per share	480,000,000	$480,000	$-	$-	$-	$(468,000)	$-	$12,000

Common stock issued for cash at $0.0005 per share	65,000,000	65,000	-	-	-	(32,500)	-	32,500

Net loss for the period September 6, 2007 (inception) to December 31, 2007	-	-	-	-	-	(24,400)	-	(24,400)

Balance, December 31, 2007	545,000,000	545,000	-	-	-	(524,900)	-	20,100

Common stock issued for cash at $0.00025 per share under a private placement	60,000,000	60,000	-	-	-	(45,000)	-	15,000

Common stock issued for cash at $0.0005 per share under a private placement	4,000,000	4,000	-	-	-	(2,000)	-	2,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(36,538)	-	(36,538)

Balance, December 31, 2008	609,000,000	609,000	-	-	-	(608,438)	-	562

Net loss for the year ended December 31, 2009	-	-	-	-	-	(13,375)	-	(13,375)

Balance, December 31, 2009	609,000,000	609,000	-	-	-	(621,813)	-	(12,813)

Contribution of related party loan	-	-	19,603	-	-	-	-	19,603

Contribution of shares to treasury by principal shareholder			129,851	-	(129,851)	-	-

Treasury shares retired and cancelled	(395,850,000)	(395,850)		-	129,851	265,999	-	-

Contribution of shares by principal shareholder to purchase Arbachoochee mineral rights at $0.00048555 per share	-	-	54,027	-	-	-	-	54,027

Shares awarded - executive employment agreements contributed by principal shareholder at $0.000328 per share	-	-	5,248	-	-	-	-	5,248

Common stock issued for cash at $.30 per share under a private placement	604,334	604	180,696	-	-	-	-	181,300

Net loss for the year ended December 31, 2010	-	-	-	-	-	(11,760)	(288,082)	(299,842)

Balance, December 31, 2010	213,754,334	$213,754	$389,425	$-	$-	$(367,574)	$(288,082)	$(52,477)

Continued

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit) (Continued)
For the period from September 6, 2007 (Inception) to September 30, 2011
(unaudited)

	Common stock		Additional paid-in	Unearned stock	Treasury	Deficit accumulated from prior	Deficit accumulated during the exploration	Total stockholders' equity
	Shares	Amount	capital	compensation	stock	operations	stage	(deficit)

Balance, December 31, 2010	213,754,334	$213,754	$389,425	$-	$-	$(367,574)	$(288,082)	$(52,477)

Common stock issued for cash at $.60 per share under a private placement	1,083,334	1,084	648,916	-	-	-	-	650,000

Shares awarded - to consultant at $0.6499 per share	1,000,000	1,000	648,900	(649,900)	-	-	-	-

Common stock issued under option agreement to acquire mineral rights at $.90 per share	13,000,000	13,000	11,687,000	-	-	-	-	11,700,000

Common stock issued in connection with secured convertible promissory note	25,000,000	25,000	195,588	-	-	-	-	220,588

Warrants to purchase 25,000,000 shares of common stock issued in connection with secured convertible promissory note	-	-	154,411	-	-	-	-	154,411

Warrants to purchase 6,999,500 shares of common stock issued under option agreements to acquire mineral rights	-	-	3,359,760	-	-	-	-	3,359,760

Compensation recognized under consulting agreement (February 2, 2011)	-	-	-	288,848	-	-	-	288,848

Net loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	-	-	-	(16,833,419)	(16,833,419)

Balance, September 30, 2011 (unaudited)	253,837,668	$253,838	$17,084,000	$(361,052)	$-	$(367,574)	$(17,121,501)	$(512,289)

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended		For the Period July 8, 2010 (Inception of Exploration Stage) to
	September 30, 2011	September 30, 2010	September 30, 2011

Cash flows used in operating activities:
Net loss	$(16,833,419)	$(30,655)	$(17,121,501)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,269	-	1,269
Stock-based compensation	288,848	-	288,848
Stock issued for services	-	-	5,348
Accretion of discount on secured convertible promissory note for commitment shares and warrants	344,594	-	344,594
Accretion of beneficial conversion feature on secured convertible promissory note	30,405	-	30,405
Interest accrued on secured convertible promissory note	2,494	-	2,494
Impairment of mineral rights and options	15,294,760	-	15,448,787
Changes in operating assets and liabilities:
Prepaid expenses	(16,664)	(12,500)	(16,664)
Accounts payable	7,074	3,980	26,815
Accrued expenses	105,360	-	154,960
Net cash used in operating activities	(775,279)	(39,175)	(834,645)

Cash flows used in investing activities:
Purchase of property and equipment	(6,089)	-	(6,089)
Acquisition of mineral rights and option agreements	(35,000)	-	(135,000)
Net cash used in investing activities	(41,089)	-	(141,089)

Cash flows from financing activities:
Increase in due to related party	-	55,115	-
Payments to related party	-	(15,947)	-
Proceeds from issuance of note payable, related parties	200,000	-	200,000
Proceeds from sale of common stock	650,000	-	831,200
Net cash provided by financing activities	850,000	39,168	1,031,200

Net increase (decrease) in cash	33,632	(7)	55,466

Cash at beginning of period	21,834	7	-

Cash at end of period	$55,466	$-	$55,466

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Continued

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Statements of Cash Flows (Continued)
(unaudited)

	For the Nine Months Ended		For the Period July 8, 2010 (Inception of Exploration Stage) to
	September 30, 2011	September 30, 2010	September 30, 2011

Non-cash investing and financing activities:

Value of Mineral rights and options acquired	$(15,059,760)	$-	$(15,059,760)
Common stock	13,000	-	13,000
Additional paid in capital on stock issued	11,687,000	-	11,687,000
Additional paid in capital on warrants issued	3,359,760	-	3,359,760

Value of Mineral rights and options acquired	(200,000)	-	(200,000)
Secured convertible promissory note	175,000	-	175,000
Due to related party	25,000	-	25,000

Stock issued for prepaid consulting services	(649,900)	-	(649,900)
Common stock	1,000	-	1,000
Additional paid in capital on stock issued	648,900	-	648,900

Conversion of related party payable to capital	-	19,603	19,603
Additional paid in capital	-	(19,603)	(19,603)

Value of mineral rights contributed to the Company	-	-	(54,027)
Additional paid in capital	-	-	54,027

Contribution of 395,850,000 shares of common stock to treasury by principal shareholder	-	-	(129,851)
Additional paid in capital	-	-	129,851

Retirement and cancellation of 395,850,000 shares of common stock:
Common stock	-	(395,850)	(395,850)
Treasury stock	-	129,851	129,851
Deficit accumulated from prior operations	-	265,999	265,999

See accompanying notes to unaudited financial statements.

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
September 30, 2011
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2010 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2011.

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
September 30, 2011
(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $16,833,419 for the nine months ended September 30, 2011 and has incurred cumulative losses since inception of $17,489,075.  The Company has a stockholders’ deficit of $512,289 at September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

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
September 30, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.   There were no potentially dilutive shares as of September 30, 2010.  As of September 30, 2011, there were 31,999,500 warrants outstanding to purchase shares of common stock.  However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.  All previously stated share and per share balances have been restated to give retroactive effect to the 40 to 1 forward stock split that occurred on July 19, 2010.

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
September 30, 2011
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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of September 30, 2011.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards to date had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2011 through the date these financial statements were issued.

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
September 30, 2011
(unaudited)

Note 3 – Mineral Properties

As of September 30, 2011 and 2010, the Company has incurred $15,485,347 and $0 in mineral property acquisition costs which have been charged to operations.  A summary by property is as follows:

	Nine Months Ended		July 8, 2010 (Inception of Exploration Stage) to
Property	September 30, 2011	September 30, 2010	September 30, 2011

Arbacoochee Mineral Rights	$-	$-	$104,027

Poker Flats Mineral Rights Option	5,076,560	-	5,101,560

Ziggurat Mineral Rights Option	10,254,760	-	10,279,760

	$15,331,320	$-	$15,485,347

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

In order to maintain the option, Optionee and Sphere have agreed to the following: (a) Optionee will pay to Optionor US $25,000 upon executing the Option Agreement, and (b) Sphere will issue to Optionor 200,000 shares of Sphere Resources, Inc. common stock within 60 days of the execution of the Option Agreement and an additional 300,000 shares within 60 days of Optionee acquiring a 51% interest in the property.  The amendment extends the issuance of the 200,000 shares by Sphere to 60 days from the execution of the amendment and the issuance of the 300,000 shares by Sphere when the Company obtains a 75% interest in the mineral rights.

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
September 30, 2011
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

Under the terms of this Amendment, the Company is required to make payments to Sphere of $57,750 and $8,250 to Mexivada to secure the 75% ownership position.  These cash payments are contingent upon the Company’s filing a registration statement on Form S-1 and raising $2 million in equity. As of September 1, 2011, the Company recorded these liabilities to Sphere and Mexivada although the registration statement and equity raise have not yet happened.  Additionally the Company is immediately required to issue: (1) to Sphere 3,887,500 common restricted shares, and a warrant to purchase an additional 1,887,500 common restricted shares at a price of $1.00; and (2) to Mexivada 412,500 common restricted shares and a warrant to purchase an additional 412,500 common restricted shares at a price of $1.00. The valuation of the total consideration of this Amendment is as follows:

	Nine Months Ended		July 8, 2010 (Inception of Exploration Stage) to
Property	September 30, 2011	September 30, 2010	September 30, 2011

Arbacoochee Mineral Rights	$-	$-	$104,027

Poker Flats Mineral Rights Option	5,076,560	-	5,101,560

Ziggurat Mineral Rights Option	10,254,760	-	10,279,760

	$15,331,320	$-	$15,485,347

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property located within the Carlin Mining District in Elko County, Nevada.

Under the terms of the Agreement, Tomera grants, lets and leases exclusively to Spartan Gold the property, together with all ores and minerals of every kind, except geothermal resources, coal and oil and gas and other hydrocarbons, water and sand and gravel, in, or under the Property, with the exclusive right to prospect and explore for, mine by any method now known or hereafter discovered, process, mill, prepare for market, store, sell, and dispose of the same; and together with all such rights-of-way and easements to the extent owned by Tomera, if any, through, over, on or appertaining to the Property. The property initially contains 1,760 net mineral acres and may be modified to increase or decrease over time at the option of the Company.

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
September 30, 2011
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

In order to maintain the option, Optionee will be required to make the following cash payments: (a) US $25,000 upon execution of the agreement, (b) US $35,000 within 90 days of the execution of the agreement, (c) US $25,000 on or before the second anniversary date of the agreement, and (d) US $25,000 on or before the third anniversary date of the agreement.  Additionally, Sphere shall issue to Optionor 300,000 shares of its common stock within 60 days of the execution of the Option Agreement and an additional 400,000 shares within 60 days of Optionee acquiring a 51% interest in the property.  The amendment extends the issuance of the 300,000 shares by Sphere to 60 days from the execution of the amendment and the issuance of the 400,000 shares by Sphere when the Company obtains a 75% interest in the mineral rights.

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

Under the terms of this Amendment, the Company is required to make payments to Sphere of $117,250 and $16,750 to Mexivada to secure the 75% ownership position.  These cash payments are contingent upon the Company’s filing a registration statement on Form S-1 and raising $2 million in equity.  As of September 1, 2011, the Company recorded these liabilities to Sphere and Mexivada although the registration statement and equity raise have not yet happened.  Additionally the Company is immediately required to issue: (1) to Sphere 7,862,500 common restricted shares, and a warrant to purchase an additional 3,862,000 common restricted shares at a price of $1.00; and (2) to Mexivada 837,500 common restricted shares and a warrant to purchase an additional 837,500 common restricted shares at a price of $1.00. The valuation of the total consideration of this Amendment is as follows:

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
September 30, 2011
(unaudited)

Note 3 – Mineral Properties (Continued)

	Mexivada	Sphere	Total

Cash consideration due and payable	$16,750	$117,250	$134,000

Value of restricted common stock issued at market value of $0.90 per share on March 28, 2011	753,750	7,076,250	7,830,000

Fair value of warrants issued based on Black-Scholes option pricing model (See Note 5 - Stockholders' Equity (Deficit))	402,000	1,853,760	2,255,760

	$1,172,500	$9,047,260	$10,219,760

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

Note 4 – Secured Convertible Promissory Note

On September 7, 2011, the Company issued at par, a $375,000 Secured Convertible Promissory Note maturing on September 30, 2011.  The note bears interest at the rate of 8% per annum and is payable at maturity.  The Company has granted a security interest in substantially all of the assets of the Company as collateral for the note.  The face amount of the note plus accrued interest is convertible into unregistered common stock of the Company at $0.001 per share (par value).

Additionally, the Company issued commitment shares totaling 25,000,000, equivalent to $2,500,000, and 25,000,000 warrants, equivalent to $1,750,000, at the closing date to obtain the loan.  In accordance with ASC Topic 470-25 “Debt”, the Company utilized the market approach to value the debt instrument and allocated the net proceeds from the issuance of the note based upon the pro rata portion of the fair value of the note and the undiscounted value of the commitment shares and warrants.

The beneficial conversion feature and the pro rata value of the commitment shares and warrants aggregated $374,999 and will be accreted from the issuance date of the secured convertible promissory note through maturity (September 30, 2011) and will be recorded as additional interest expense.  Accordingly, at September 30, 2011, since the loan had reached maturity, the entire beneficial conversion feature and discount accretion for the commitment shares and warrants has been recognized.

Note 5 – Related Party Transactions

On December 20, 2010 the Company issued 54,334 restricted shares of its common stock to Green Eagle Capital Corp. (“Green Eagle”) for $16,300 cash or $.30 per share.  Seth Shaw, a Vice President of the Company, is the sole officer and director of Green Eagle (See Note 6 – Stockholders’ Deficit).

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
September 30, 2011
(unaudited)

Note 5 – Related Party Transactions (Continued)

The Company issued Sphere Resources, Inc. (“Sphere”) 11,750,000 shares of the Company’s restricted common stock and warrants to purchase an additional 5,749,500 shares to Sphere in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated December 22 and 27, 2010 and amended on March 28, 2011 for its Poker Flats and Ziggurat properties (See Note 3 – Mineral Properties).  Additionally, cash payments to Sphere of $175,000 are due.  Mr. Malcolm Stevens, the Company’s Chief Executive Officer, Director and Chairman, is also the Executive Chairman and President of Sphere Resources, Inc., a Canadian Corporation.

On September 7, 2011, the company issued a $375,000 Secured Convertible Promissory Note (“Promissory Note”) to Sphere for $200,000 of cash proceeds and conversion of the $175,000 due in connection with the March 28, 2011 Amendments to the Option and Mining Claim Acquisition Agreements dated December 22 and 27, 2010 for its Poker Flats and Ziggurat properties (See Note 3 – Mineral Properties).  The Promissory Note is secured by all of the assets and property of the Company, bears interest at 8 per annum, is due on or before September 30, 2011, and is convertible into shares of common stock of the Company at a conversion price of $0.001 per share.

On September 7, 2011, the Company issued 25,000,000 restricted shares of its common stock and warrants to purchase an additional 25,000,000 restricted shares at $.10 to Sphere in connection to the issuance of the Promissory Note.  As of September 30, 2011, the Company had not repaid the Promissory Note and is in default.  On October 6, 2011 the Company received a demand letter from Sphere demanding payment of the principal and interest due by October 20, 2011.  As the Company was unable to pay the Promissory Note of $375,000 plus accrued interest of $4,055.20, it agreed to convert the total amount owed of $379,055.20 into 379,055,200 shares of its restricted common stock, per the terms of the Promissory Note, on October 19, 2011.

Note 6 – Stockholders’ Deficit

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

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
September 30, 2011
(unaudited)

Note 6 – Stockholders’ Deficit (Continued)

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

On January 25, 2011, the Company received $500,000 from Knightstown Business Ltd (“Knightstown”) and issued 833,334 shares of its restricted stock at $.60 per share in a private placement.

On February 2, 2011, the Company employed Mr. Marcus Flis as an executive and appointed him to the position of Chairman of the Company’s Advisory Board by entering into a Consulting Agreement with him (“Consultant”).  Under the terms of the Consulting Agreement, the Company issued 1,000,000 restricted shares of its restricted common stock to Mr. Flis at the market value per share of $0.6499 for a total of $649,900.  This amount is being amortized over the eighteen month period of the Consulting Agreement.  The Company has recognized $288,848 as stock compensation expense during the nine months ended September 30, 2011.  The amount unearned is classified as a reduction to paid-in capital.  The consulting agreement requires a monthly salary of $1,500.

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

On September 7, 2011, the Company issued 25,000,000 restricted shares of its common stock to Sphere Resources, Inc. (“Sphere”) in connection with the issuance of a $375,000 Secured Convertible Promissory Note (“Promissory Note”) (See Note 4 – Related Party Transactions).  The value of the shares recorded as a discount to the promissory note was $220,588 or $0.009 per share.

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

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
September 30, 2011
(unaudited)

Note 6 – Stockholders’ Deficit (Continued)

Stock price	$0.90
Contractual term	3 years
Expected volatility	87.6%
Risk free interest rate	0.81%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The risk free interest rate was based on the three year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

On September 7, 2011, the Company issued warrants to purchase 25,000,000 restricted shares of the Company’s common stock to Sphere as a financing fee related to the issuance of a $375,000 Secured Convertible Promissory Note (“Promissory Note”) (See Note 4 – Secured Convertible Promissory Note).  These warrants have contractual lives of five years and were valued at a grant date fair value of $0.07 per warrant, or $1,750,000, using a Black-Scholes option pricing model with the following assumptions:

Stock price	$0.10
Contractual term	5 years
Expected volatility	84.7%
Risk free interest rate	0.92%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The risk free interest rate was based on the three year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

The following table summarizes warrant transactions for the nine months ended September 30, 2011:

	Mexivada	Sphere	Total

Cash consideration due and payable	$16,750	$117,250	$134,000

Value of restricted common stock issued at market value of $0.90 per share on March 28, 2011	753,750	7,076,250	7,830,000

Fair value of warrants issued based on Black-Scholes option pricing model (See Note 5 - Stockholders' Equity (Deficit))	402,000	1,853,760	2,255,760

	$1,172,500	$9,047,260	$10,219,760

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
September 30, 2011
(unaudited)

Note 7 – Mineral Exploration Costs

During the nine months ended September 30, 2011, the Company began exploration activities on its three mineral properties.  Amounts incurred and charged to operations for the nine months ended September 30, 2011 are as follows:

Property

Arbacoochee	$3,820

Poker Flats	73,679

Ziggurat	160,878

$238,377

Note 8 – Income Taxes

No provision for income tax was made for the period from September 6, 2007 (Inception) to September 30, 2011 as the Company had cumulative operating losses.  For the nine months ended September 30, 2011 and 2010, the Company incurred net losses for tax purposes of approximately $15,974,000 and $30,700, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	September 30, 2011	September 30, 2010

Expected income tax (benefit) at 34% statutory rate	-34.0%	-34.0%
Permanent tax differences	10.3%	0.0%
Change in valuation allowance	23.7%	34.0%

Actual tax expense	0.0%	0.0%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	September 30, 2011	December 31, 2010
Deferred income tax assets:

Net operating loss carry forwards	$5,528,990	$97,950
Valuation allowance	(5,528,990)	(97,950)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $5,431,040 and $10,420 for the nine months ended September 30, 2011 and 2010, respectively.

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
September 30, 2011
(unaudited)

Note 8 – Income Taxes (Continued)

The Company believes that the net operating loss carried forward at the time of the change of control has been negated.  Therefore, total net operating losses carried forward and available to offset future income tax at September 30, 2011 are approximately $13,600,000.  The net operating losses expire as follows:
December 31,
2030	$300,000
2031	13,300,000

$13,600,000

Note 9 – Commitments and Contingencies

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

On December 2, 2010, the Company entered into an employment agreement with its President and Chief Financial Officer.  The agreement expires on December 31, 2011 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for annual compensation of $72,000.

On December 2, 2010, the Company entered into an employment agreement with its Chief Executive Officer.  The agreement expires on December 31, 2011 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for annual compensation of $72,000.

On November 15, 2010, the Company entered into an employment agreement with its Chief Operating Officer.  The agreement expires on December 31, 2011 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for annual compensation of $60,000.

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
  Notes to Financial Statements
September 30, 2011
(unaudited)

Note 10 – Subsequent Events

On October 6, 2011 the Company received a demand letter from Sphere Resources Inc. (“Sphere”) demanding payment of the principal and interest due on its Secured Convertible Promissory Note by October 20, 2011.  As the Company was unable to pay the Promissory Note of $375,000 plus accrued interest of $4,055.20, it agreed to convert the total amount owed of $379,055.20 into 379,055,200 shares of its restricted common stock, per the terms of the Promissory Note, on October 19, 2011.

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

Poker Flats is located approximately 20 miles south-southwest of Elko, Nevada in the Carlin-Rain Trend.  Poker Flats began with 500 acres in the Carlin region which is home to some of the world's leaders in the mining industry.  Neighboring mining projects north and south of Poker Flats include Newmont Mining Corporation, Gold Standard Ventures Corporation, and Premier Gold Mines Limited.  The company has recently expanded Poker Flats to 3,600 acres and now holds an option for 75% majority ownership of this project.  The geological mapping process is under way, as well as the first phase interpretations of Poker Flats including an updated NI 43-101 report.  The new claim blocks and private mineral rights now included in the Poker Flats project are surrounded by Newmont Mining Corporation's Emigrant project on the northern border and several other productive projects including Newmont's Rain-Tess Mine, Premier Gold Mines Limited's Saddle gold prospect and Gold Standard Ventures Corporations' Railroad gold project.  The Company’s team is now conducting geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.  Once mapping and interpretations are completed, we will proceed with the finalization of an updated NI 43-101 compliant technical report encompassing the entire property that includes the private mineral rights to better define future drilling and exploration targets.

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

The Ziggurat gold property is located approximately 33 kilometers north of Kinross Gold Corporation and Barrick Gold Corporation’s Round Mountain gold mine in Nye County, Nevada.  The Ziggurat property began with 1,140 acres in the prolific Round Mountain-Northumberland Trend. The neighboring Northumberland mining project is located eight kilometers to the northeast of Ziggurat, and is owned by mining industry world leader Newmont Mining Corporation.  The Company has recently expanded Ziggurat to 6,800 acres and now holds an option for 75% majority ownership of this project.  Previous geophysical and geological interpretations indicate that the Ziggurat property has favorable characteristics for Carlin-style gold mineralization.  Since the property is situated in close proximity to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditures. Spartan's team is now conducting geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.  Once mapping and interpretations are completed, Spartan will proceed with the finalization of an updated NI 43-101 compliant technical report encompassing the entire property to better define future drilling and exploration targets.

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

Results of Operations

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 and For the Period July 8, 2010 (Inception of Exploration Stage) to September 30, 2011

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to September 30, 2011 as we are still in the exploration stage.

Operating and Other Expenses

For the nine months ended September 30, 2011 our total operating expenses were $16,455,926 compared to $30,655 for the nine months ended September 30, 2010 resulting in an increase of $16,425,271.  The increase is attributable to impairment charges (primarily stock based compensation in the amount of $15,059,760) on mineral properties of $15,294,760, mineral property expenditures of $36,560, and mineral exploration costs of $238,377 during the nine months ended September 30, 2011. General and administrative expenses increased $855,574 due primarily to management compensation of $198,000; consulting, legal and professional fees of $189,217; stock compensation of $288,848; costs and fees associated with being a publicly-traded company of $30,317; and general office, travel and overhead expense of $149,192.  As a result, net loss was $16,833,419 for the nine months ended September 30, 2011 compared to $30,655 for the nine months ended September 30, 2010.  We incurred $377,493 of interest expense for the nine month ended September 30, 2011, primarily consisting of the accretion of discounts of common stock and warrants issued in connection with a promissory note totaling $374,999.

For the period from July 8, 2010 (inception of exploration stage) to September 30, 2011, total expenses and net loss were $17,121,501, composed of general and administrative expenses of $1,020,284, mineral exploration costs of $238,377, mineral property expenditures of $36,560, impairment of mineral property costs of 15,448,787, and interest expense of $377,493.

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues

The Company had no revenue for the three months ended September 30, 2011 and 2010 as we are still in the exploration stage.

Operating and Other Expenses

For the three months ended September 30, 2011 our total operating expenses were $521,304 compared to $18,895 for the three months ended September 30, 2010 resulting in an increase of $502,409.  The increase is attributable to impairment charges on mineral properties of $200,000, and mineral exploration costs of $62,738 during the three months ended September 30, 2011. General and administrative expenses increased $239,671 due primarily to management compensation of $66,000; consulting, legal and professional fees of $38,409; stock compensation of $108,318; costs and fees associated with being a publicly-traded company of $1,063; and general office, travel and overhead expense of $25,881.  We incurred $377,493 of interest expense for the nine month ended September 30, 2011, primarily consisting of the accretion of discounts of common stock and warrants issued in connection with a promissory note totaling $374,999. As a result, net loss was $898,797 for the three months ended September 30, 2011 compared to $18,895 or the three months ended September 30, 2010.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2011 and 2010, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and issuance of a secured convertible note payable to a related party, while for the nine months ended September 30, 2010 we funded our limited operations through loans from shareholders and officers. Our principal use of funds during the nine months ended September 30, 2011 has been for mineral exploration, ongoing acquisition of mineral property rights and general corporate expenses.

Liquidity and Capital Resources during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

As of September 30, 2011, we had cash of $55,466 and deficit in working capital of $517,109.  The Company generated a negative cash flow from operations of $775,279 for the nine months ended September 30, 2011 compared to cash used in operations of $39,175 for the nine months ended September 30, 2010. The negative cash flow from operating activities for the nine months ended September 30, 2011 is primarily attributable to the Company's net loss from operations of $16,833,419, offset by noncash impairment charges (primarily stock based compensation in the amount of $15,059,760) of $15,294,760, noncash stock compensation of $288,848, accretion of discount to note payable for stock and warrants issued of $374,999, and interest accrued on note payable of $2,494, offset by net cash from changes in operating assets and liabilities of $95,770.

The increase in investing activities is attributable the purchase of equipment of $6,089 and a required cash payment of $35,000 under the Option and Mining Claim Acquisition Agreement for the Ziggurat property during the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, the Company raised $650,000 by issuing common stock to outside investors and received $200,000 in proceeds from the issuance of a note payable to a related party. During the nine months ended September 30, 2010, the Company received a net of $39,168 from advances from its Chief Executive Officer.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $1,800,000 in the next six months to carry out exploration and administration activities on our Nevada mineral properties. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

In February, 2011, we entered into an investment banking agreement with Century Pacific Securities, Inc. (“Century Pacific”).  Under terms of the agreement, Century Pacific will represent the Company in a best-efforts capacity in a $10,000,000 Private Placement into Public Equity (PIPE) transaction.  If completed, the private placement will be for an offering of restricted equity securities in the form of Spartan Gold’s common stock.  Century Pacific is a licensed broker-dealer and a member of FINRA (Financial Industry Regulatory Authority).  There is no assurance that Century Pacific, or the Company, will be successful in these efforts to raise the $10,000,000. On September 7, 2011, the company issued a $375,000 Secured Convertible Promissory Note (“Promissory Note”) to Sphere Resources Inc. (“Sphere”) for $200,000 of cash proceeds and conversion of the $175,000 due in connection with the March 28, 2011 Amendments to the Option and Mining Claim Acquisition Agreements dated December 22 and 27, 2010 for its Poker Flats and Ziggurat properties.  The Promissory Note is secured by all of the assets and property of the Company, bears interest at 8 per annum, is due on or before September 30, 2011, and is convertible into shares of common stock of the Company at a conversion price of $0.001 per share.

Additionally, on September 7, 2011, the Company issued 25,000,000 restricted shares of its common stock and warrants to purchase an additional 25,000,000 restricted shares at $.10 to Sphere in connection with the issuance of a $375,000 Promissory Note to Sphere.

As of September 30, 2011, the Company had not repaid the Promissory Note and is in default.  On October 6, 2011 the Company received a demand letter from Sphere demanding payment of the principal and interest due by October 20, 2011.  As the Company was unable to pay the Promissory Note of $375,000 plus accrued interest of $4,055.20, it agreed to convert the total amount owed of $379,055.20 into 379,055,200 shares of its restricted common stock, per the terms of the Promissory Note, on October 19, 2011.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of such date.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 7, 2011, the Company issued 25,000,000 restricted shares of its common stock to Sphere Resources, Inc. (“Sphere”) in connection with the issuance of a $375,000 Secured Convertible Promissory Note.  The shares were recorded as a discount to the Promissory Note of $220,588, or $0.009 per share.  Proceeds of $200,000 from the Promissory Note are being used to fund our current mineral exploration activities and for general corporate expenses.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Labels Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2011	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2011	By: /s/ William H. Whitmore, Jr.
William H. Whitmore, Jr.
President and Interim Chief Financial Officer (Principal Financial Officer)