Form 10-K
period 2011-12-31
Spartan Gold Ltd.
filed 2012-04-12
CIK 1426530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K
_______________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

On June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $16,224,489, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $2.60.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of March 12, 2012 the registrant had 31,644,658 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

PART I

Item 1.  Business

Overview

Spartan Gold Ltd. (the "Company", “Spartan”, “we”, “us” or “our”) is a U.S. based junior gold exploration company with gold exploration and development activities centered in both the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada. Spartan’s Poker Flats gold prospect is located within the Carlin-Rain region, and the Ziggurat gold prospect is located within the Round Mountain-Northumberland Mining District.

Each of these regions is endowed with major gold deposits operated by many of the world leaders in the mining industry. Major mining projects in the Carlin Trend are currently operated by Newmont Mining Corporation (trading on the NYSE) to the north and west of the Poker Flats prospects.  Additionally, some of the major mining projects in the Round Mountain-Northumberland districts are currently operated by Barrick Gold Corporation / Kinross Gold Corporation (NYSE) and also Newmont Mining Corporation which exist in close proximity to the Ziggurat prospect.  The Company also has mining interests in the northeast region of Alabama in the historical Arbacoochee Mining District.  The Company is currently pursuing opportunities for several acquisition targets around the world and focusing on operational plans for current projects.  The directors, management and advisers of Spartan Gold have over 90 years of combined experience in the exploration and development of global mining projects.

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

On May 21, 2010, the Company experienced a change in control.  Magic Grace Ltd. (“Magic Grace”) acquired the majority of the issued and outstanding common stock of Algoil, Inc. in accordance with a stock purchase agreement by and between Andriy Kovalenko and Magic Grace.  On the closing date, May 21, 2010, pursuant to the terms of the Stock Purchase Agreement, Magic Grace purchased from Mr. Kovalenko 14,290,000 (pre-split) shares of Company’s outstanding common stock for $187,500.  In accordance with the agreement, all related party obligations were settled.   Also on May 21, 2010, Real Challenge Group, Ltd. (“Real Challenge”) acquired 935,000 (pre-split) free-trading shares of the Company’s outstanding common stock in accordance with a stock purchase agreement by and between Andriy Kovalenko, as a duly authorized representative of the selling shareholders, and Real Challenge for $187,500.   As a result of the change in control, the Company abandoned its original plan of developing and operating biodiesel facilities.

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

On October 19, 2011, the Company issued 18,952,774 shares of its common stock to Sphere Resources, Inc. (“Sphere”) in conversion of a Secured Convertible Promissory Note totaling $379,055 (including accrued interest of $4,055).  As a result of the share issuance, Sphere became the majority shareholder of the Company.

On November 9, 2011, the Company's Board of Directors declared a one-for-twenty reverse stock split of all outstanding shares of common stock.  The effect of the reverse stock split decreased the number of shares of common stock outstanding from 632,892,868 to 31,644,658 as of November 9, 2011.

Our Strategy

We are currently focused on mineral exploration and development activities in the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada.  We have options for the mineral concession rights at two projects in this region: Poker Flats and Ziggurat, both of which are located near existing operations of large mining corporations and have available mining and transportation infrastructures. Our strategy is to advance each of these projects to the drilling stage as aggressively as prudent financing will allow and to determine the presence of gold, silver or other precious mineral resources. If we are successful in doing so, we believe we can attract the attention of the existing mining companies already operating in the area or new mining companies to either enter into development agreements with us or to acquire the projects from us outright.

Additionally, we are currently identifying additional acquisition opportunities.

Mineral Properties

Currently, we have completed two Option and Mining Claim Agreements to the mineral rights on two properties in the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada and own the mineral rights to one property in the northeast region of Alabama.  A description of each property is summarized below:

Poker Flats Property

On December 22, 2010, we entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC” or the “Optionor”) and Sphere Resources, Inc. (“Sphere”).  The agreement was amended on March 28 2011.  MMC is the owner of a 100% interest in 92 mining claims known as “Poker Flats” located in the Carlin Mining District in Elko County Nevada.  The Optionor has agreed to grant a 70%, which was amended to 75%, interest in the mineral rights free of all charges, encumbrances and claims, except for the mining lease and royalty agreements currently in existence under the following terms and conditions: (a) an initial 51% interest in the property will be earned upon incurring exploration expenditures of $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company, and (b) an additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $250,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study were to be incurred and paid by Sphere.  Under the amendment, the Company will be obligated to pay these additional expenditures.

In order to maintain the option, the Company and Sphere have agreed to the following: (a) the Company will paid to Optionor $25,000 upon executing the Option Agreement, and (b) Sphere will issue to Optionor 200,000 shares of Sphere Resources, Inc. common stock within 60 days of the execution of the Option Agreement and an additional 300,000 shares within 60 days of Optionee acquiring a 51% interest in the property.  The amendment extended the issuance of the 150,000 shares by Sphere to 60 days from the execution of the amendment and the issuance of the 150,000 shares by Sphere when the Company obtains a 75% in the mineral rights.

Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% Net Smelter Return (“NSR”) production royalty for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC.  The terms of the Production Royalty Agreement provide MMC the right to purchase each of the three percentage points of the NSR Production Royalty for a lump sum payment of $1,000,000 per percent at any time during the Agreement.  Upon exercise of the option, the Company shall have the right to purchase up to 75% of the 3% NSR Production Royalty and MMC shall have the right to purchase up to 25% of the 3% Production Royalty.

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

On December 22, 2011, the Company, MMC and Sphere entered into an Agreement for Grant of NSR Production Royalty of its Poker Flats property.  Under this Agreement, the Company granted, conveyed and assigned to Sphere a two percent (2%) NSR Production Royalty, to be calculated in the same manner as the “Net Smelter Returns Production Royalty” defined in the Poker Flats Option Agreement, on its share of mineral production from the Poker Flats Property if and when there is production from the Poker Flats Property. This 2% NSR Production Royalty granted by the Company to Sphere on the Company's share of production from the Poker Flats Property is in addition to the three percent (3%) NSR Production Royalty retained by the owner of the mining claims leased to Mexivada and Area of Interest defined therein, subject to the Poker Flats Option Agreement.

The agreement further stipulates that:

a.
If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to one hundred percent (100%) of the two percent (2%) NSR Production Royalty granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere, and

b.
If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to seventy five percent (75%) and MMC shall have the right to purchase up to twenty five percent (25%) of the three percent (3%) NSR Production Royalty on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000.00) per NSR Production Royalty percentage point.

Poker Flats is located approximately 20 miles south-southwest of Elko, Nevada in the Carlin-Rain Trend.  Poker Flats began with 500 acres in the Carlin region which is home to some of the world's leaders in the mining industry.  Neighboring mining projects north and south of Poker Flats include Newmont Mining Corporation, Gold Standard Ventures Corporation, and Premier Gold Mines Limited.  The company has recently expanded Poker Flats to 3,600 acres and now holds an option for 75% majority ownership of this project.  The geological mapping process is under way and an updated NI 43-101 report was completed on November 22, 2011.  The new claim blocks and private mineral rights now included in the Poker Flats project are surrounded by Newmont Mining Corporation's Emigrant project on the northern border and several other productive projects including Newmont's Rain-Tess and Emigrant Mines, Premier Gold Mines Limited's Saddle gold prospect and Gold Standard Ventures Corporations' Railroad gold project.  The Company’s team is now conducting geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.  Once mapping and interpretations are completed, we will proceed with the finalization of an updated NI 43-101 compliant technical report encompassing the entire property that includes the private mineral rights to better define future drilling and exploration targets.

Additional drilling, geophysical and geological work is planned at Poker Flats by Spartan under a two-phase exploration program. Since the property is situated adjacent to other current gold mining properties such as Pinon and Railroad, and as the mineralization appears similar to those at Newmont's Emigrant and Rain Mines and at the Railroad deposit, additional exploration expenditures are justified for the Poker Flats property.

The exploration goal at the Poker Flats prospect is to identify a 500,000 to 1,000,000 ounce open-pit gold mining resource. A major mining project is currently being developed by Newmont Mining Corporation immediately north of the Poker Flats prospects.

Ziggurat Property

On December 27, 2010, we entered into an Option and Mining Claim Acquisition Agreement between MMC (the “Optionor”) and Sphere.  The agreement was amended on March 28 2011.  MMC is the owner of a 100% interest in 343 lode mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Prospect.  Under the terms of the agreement, the optionor has agreed to grant to Optionee a 70%, which was amended to 75%, interest in and to the property mineral rights free and clear of all charges, encumbrances and claims under the following terms and conditions: (a) Optionee will acquire a 51% interest in the property upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by Spartan, and (b) Optionee will acquire an additional 24% interest in the property upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study were to be incurred and paid by Sphere.  Under the amendment, the Company will be obligated to pay these additional expenditures.

In order to maintain the option, the Company was required to make the following cash payments: (a) $25,000 was paid upon execution of the agreement, (b) $35,000 was paid within 90 days of the execution of the agreement, (c) $25,000 on or before the second anniversary date of the agreement, and (d) $25,000 on or before the third anniversary date of the agreement.  Additionally, Sphere shall issue to Optionor 300,000 shares of its common stock within 60 days of the execution of the Option Agreement and an additional 400,000 shares within 60 days of Optionee acquiring a 51% interest in the property.  The amendment extends the issuance of the 250,000 shares by Sphere to 60 days from the execution of the amendment and the issuance of the 250,000 shares by Sphere when the Company obtains a 75% in the mineral rights.

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

On December 22, 2011, the Company, MMC and Sphere entered into an Agreement for Grant of NSR Production Royalty of its Ziggurat property.  Under this Agreement, the Company grants, conveys and assigns to Sphere a two and one-half percent (2.5%) NSR Production Royalty and grants, conveys and assigns to MMC a one-half of one percent (0.5%) NSR Production Royalty on the Company's share of mineral production from the Ziggurat Property if and when there is production from the Ziggurat Property. It is the intent and understanding of the Parties that the terms NSR Production Royalty and the term Exploration Expenditures shall have the same meanings and applications to the Ziggurat Property as those terms are defined and applied in the Poker Flats Option Agreement to the Poker Flats Property, notwithstanding any other verbal conversations between the Parties.

The agreement further stipulates if and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to one hundred percent (100%) of the two and one-half percent (2.5%) NSR Production Royalty granted, conveyed and assigned by the Company to Sphere, under terms to be agreed upon by the Parties.

The Ziggurat gold property is located approximately 22 kilometers north of Kinross Gold Corporation and Barrick Gold Corporation’s Round Mountain and Gold Hill gold mines in Nye County, Nevada.  The Ziggurat property began with 1,140 acres in the prolific Round Mountain-Northumberland Trend. The neighboring Northumberland mining project is located eight kilometers to the northeast of Ziggurat, and is owned by mining industry world leader Newmont Mining Corporation.  The Company has recently expanded Ziggurat to 6,800 acres and now holds an option for 75% majority ownership of this project.  Previous geophysical and geological interpretations indicate that the Ziggurat property has favorable characteristics for Carlin-style gold mineralization.  Since the property is situated in close proximity to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditures. Spartan's team is now conducting geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.  Once mapping and interpretations are completed, Spartan will proceed with the finalization of an updated NI 43-101 compliant technical report encompassing the entire property to better define future drilling and exploration targets.

Additional drilling, geophysical and geological work is planned under a two-phase exploration program. Since the property is situated adjacent to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditure.

The exploration goal at the Ziggurat prospect is to identify a multi-million ounce open-pit gold mining resource. Major mining projects are currently operated by Barrick Gold Corporation and Newmont Mining Corporation which exist both south and north of the Ziggurat prospect, respectively.

Arbacoochee Gold Prospect

On October 22, 2010, we acquired the mineral rights to a Gold Prospect which is a tract of approximately 320 acres located in close proximity to the historic Arbacoochee Gold Mining District. This Prospect contains potentially minable placer located in Cleburne County, Alabama, 9 miles southeast of the city of Heflin. The property is located adjacent to the historic Gold Hill and is the central drain point for that hill. Most of the area’s historic gold production came from placer deposits near Gold Hill and Clear Creek. This property has not been worked in over 120 years.  The recent price of gold has made the previously dormant properties a viable target to explore and bring online.

The Company assumed an existing mineral royalty agreement which requires the payment of 6% NSR overriding royalty for any and all precious metals that are mined, processed or recovered from the Arbacoochee Gold Prospect to AMP.

Employees

As of December 31, 2011, the Company has four employees and one consultant.

Patents and Trademarks

None.

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

Our auditor's report on our 2011 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "December 31, 2011 Audited Financial Statements."

We have a limited operating history and are still in the exploration stage.

We have only entered the field of precious metals exploration and mining within the past eighteen months, making it difficult to judge our prospects.  As an exploration stage company, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with commencing new operations, including capital requirements and management’s potential underestimation of initial and ongoing costs.  We face the risk that we may not be able to effectively implement our business plan.  If we are not effective in addressing these risks, we may not develop a viable business or may not operate profitably.  As a start-up company, we expect to incur significant operating losses for the near future, and there can be no assurance that we will be able to generate significant revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

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

We currently have a limited operational infrastructure.  In order to pursue business opportunities, we will need to build our infrastructure and operational capabilities.  Our ability to do any of these successfully could be affected by any one or more of the following factors, among others, our ability to:

●	raise substantial additional capital to fund the implementation of our business plan;
●	execute our business strategy;
●	manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
●	attract and retain qualified personnel;
●	manage our third-party relationships effectively; and
●	Accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

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

Currently, we have no projects, projections or foreign interest involving international operations.  However, the Company may in the future, given the opportunity, decide to pursue projects, business, or otherwise conduct operations internationally.  Doing business in foreign countries does subject the Company to additional risks, any of which may adversely impact future operating results, including:
●	international political, economic and legal conditions;

●	our ability to comply with foreign regulations and/or laws affecting operations and projects;

●	difficulties in attracting and retaining staff and business partners to operate internationally;

●	language and cultural barriers;

●	seasonal reductions in business activities and operations in the countries where our international projects are located;

●	integration of foreign operations;

●	potential adverse tax consequences; and

●	potential foreign currency fluctuations.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 “Compensation, Stock Compensation” (“Topic No. 718”) became effective which requires us to expense stock options at fair value effective January 1, 2006.  Under Topic No. 718, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  Any future issuances of stock options will cause additional compensation expense to be recognized.  As of December 31, 2011, there are no outstanding stock options.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s principal offices are located at 13951 N. Scottsdale Rd, Suite 233, Scottsdale, AZ 85254. This office space is used by the Company’s executive management team and is approximately 2,200 square feet.  The office space is leased for approximately $2,700 per month on a one year term expiring February 28, 2013 and includes a one year renewal option at the same rate.   The Company believes that the current facilities are suitable for its current needs.

Item. 3.  Legal Proceedings

None.

Item. 4.  Mine Safety Disclosures

As the Company is its exploration stage, no mining activities have occurred as of the date of this report.  Therefore, this item is not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "SPAG.QB".  As of December 31, 2011, the Company’s common stock was held by 133 shareholders of record, which does not include shares that are held in street or nominee name.

The Company’s shares commenced trading on or about October 19, 2010.  The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer and have been adjusted for the one-for-twenty reverse stock split which occurred on November 9, 2011.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	High	Low	High	Low
First Quarter	$20.00	$9.94	$-	$-
Second Quarter	$18.00	$2.00	$-	$-
Third Quarter	$3.20	$1.60	$-	$-
Fourth Quarter	$2.38	$1.00	$10.00	$3.00

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.001per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

The Company’s transfer agent is Empire Stock Transfer, Henderson, Nevada.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers.  As of the date of this filing, the Plan has not been presented to the stockholders of the Company for approval.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of the date of this report, no options or stock awards have been granted.

Penny Stock

Our common stock is considered to be a "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer's account.

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

On May 21, 2010, the Company experienced a change in control.  Magic Grace Ltd. (“Magic Grace”) acquired the majority of the issued and outstanding common stock of Algoil, Inc. in accordance with a stock purchase agreement by and between Andriy Kovalenko and Magic Grace.  On the closing date, May 21, 2010, pursuant to the terms of the Stock Purchase Agreement, Magic Grace purchased from Mr. Kovalenko 14,290,000 (pre-split) shares of Company’s outstanding common stock for $187,500.  In accordance with the agreement, all related party obligations were settled.   Also on May 21, 2010, Real Challenge Group, Ltd. (“Real Challenge”) acquired 935,000 (pre-split) free-trading shares of the Company’s outstanding common stock in accordance with a stock purchase agreement by and between Andriy Kovalenko, as a duly authorized representative of the selling shareholders, and Real Challenge for $187,500.   As a result of the change in control, the Company abandoned its original plan of developing and operating biodiesel facilities.

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

On October 19, 2011, the Company issued 18,952,774 shares of its common stock to Sphere Resources, Inc. (“Sphere”) in conversion of a Secured Convertible Promissory Note totaling $379,055 (including accrued interest of $4,055).  As a result of the share issuance, Sphere became the majority shareholder of the Company.

On November 9, 2011, the Company's Board of Directors declared a one-for-twenty reverse stock split of all outstanding shares of common stock.  The effect of the reverse stock split decreased the number of shares of common stock outstanding from 632,892,868 to 31,644,658 as of November 9, 2011.  All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to November 9, 2011.  The total number of authorized common shares and the par value thereof was not changed by the split.

Plan of Operation

The immediate goal of Spartan’s management is to secure and augment the prospective land holdings under the Mexivada option agreements located in the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada.  We have options for the mineral concession rights at two projects in this region: Poker Flats and Ziggurat, both of which are located near existing operations of large mining corporations and have available mining and transportation infrastructures in place.

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

Additionally, we are currently identifying additional acquisition opportunities.

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report.  The preparation of the financial statements in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make significant judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Mineral Property Costs

The Company has been in the exploration stage since July 8, 2010 and has not yet realized revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties for gold and other precious metals.  In accordance with the Securities and Exchange Commission Industry Guide 7, mineral property acquisition costs are capitalized and mineral property option payments and exploration costs are expensed to operations as incurred.

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

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.  On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers.  As of the date of this filing, the Plan has not been presented to the stockholders of the Company for approval.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of the date of this report, no options or stock awards have been granted.

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

Results of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010 and For the Period July 8, 2010 (Inception of Exploration Stage) to December 31, 2011

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to December 31, 2011 as we are still in the exploration stage.

Operating and Other Expenses

For the year ended December 31, 2011 our total operating expenses were $16,995,059 compared to $299,842 for the year ended December 31, 2010 resulting in an increase of $16,695,217.  The increase is attributable to option payments (primarily stock based compensation in the amount of $15,059,760) on mineral properties of $15,219,760, mineral property expenditures of $36,560 and mineral exploration costs of $300,316 during the year ended December 31, 2011, offset by a decrease in impairment of mineral properties in the amount of $104,027. General and administrative expenses increased $1,242,608 due primarily to increases in management compensation of $237,000; consulting, legal and professional fees of $211,656; stock compensation of $644,652; costs and fees associated with being a publicly-traded company of $13,794; and general office, travel and overhead expense of $135,506.

We incurred $379,054 of interest expense for the year ended December 31, 2011, primarily consisting of the accretion of discounts of common stock and warrants issued in connection with a promissory note totaling $374,999.  As a result, net loss was $17,374,113 for the year ended December 31, 2011 compared to $299,842 for the year ended December 31, 2010.

For the period from July 8, 2010 (inception of exploration stage) to December 31, 2011, total expenses and net loss were $17,662,195, composed of general and administrative expenses of $1,522,478, mineral exploration costs of $300,316, mineral property expenditures of $36,560, mineral property option payments of $15,319,760, impairment of mineral property costs of 104,027, and interest expense of 379,054.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2011 and 2010, we funded our operations through financing activities consisting of private placements of equity securities with outside investors and issuance of a secured convertible note payable to a related party, while for the year ended December 31, 2010 we also funded our limited operations through loans from shareholders and officers. Our principal use of funds during the year ended December 31, 2011 has been for mineral exploration, ongoing acquisition of mineral property rights and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2011 compared to the year ended December 31, 2010

As of December 31, 2011, we had cash of $4,864 and deficit in working capital of $317,189.  The Company generated a negative cash flow from operations of $910,881 for the year ended December 31, 2011 compared to cash used in operations of $118,526 for year ended December 31, 2010. The negative cash flow from operating activities for the year ended December 31, 2011 is primarily attributable to the Company's net loss from operations of $17,374,113, offset by noncash mineral property expenditures (primarily stock based compensation in the amount of $15,059,760) of $15,234,760, noncash stock compensation of $649,900, depreciation of $1,776, accretion of discount to note payable for stock and warrants issued and beneficial conversion feature of $374,999, interest accrued on note payable of $4,055, and net cash from changes in operating assets and liabilities of $197,742.  Cash used in operations for the year ended December 31, 2010 is primarily attributable to the Company's net loss from operations of $299,842, offset by noncash impairment charges of $104,027, stock issued for services of $5,248, and net cash from changes in operating assets and liabilities of $72,041.

Cash used in investing activities is attributable the purchase of equipment of $6,089 during the year ended December 31, 2011 compared to $50,000 cash used in the acquisition of the Arbacoochee properties.

During the year ended December 31, 2011, the Company raised $650,000 by issuing common stock to outside investors, received $200,000 in proceeds from the issuance of a note payable to a related party, and received $50,000 in advances from a related party.  During the year ended December 31, 2010, the Company raised $181,300 by issuing common stock to outside investors and received a net of $9,053 from advances from its previous Chief Executive Officer.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $3,400,000 in the next twelve months to carry out exploration and administration activities on our Nevada mineral properties. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

In January, 2011, we entered into a $5,000,000 financing commitment agreement with Geneva Switzerland based Knightstown Business Ltd (“Knightstown”).  On January 25, 2011, the Company received the first tranche of $500,000 from Knightstown under the agreement and issued 41,667 shares of its  stock at $12.00 per share in the private placement.   A second investment of $150,000 was received on April 26, 2011 and the Company issued 12,500 shares of its stock at $12.00 per share in the private placement.  Knightstown had committed to additional funding of $4,500,000 over the following six month period from the date of the agreement.  As of the date of this report, the commitment period has expired with no additional investments made by Knightstown and the agreement has not been renewed.

In February, 2011, we entered into an investment banking agreement with Century Pacific Securities, Inc. (“Century Pacific”).  Under terms of the agreement, Century Pacific will represent the Company in a best-efforts capacity in a $10,000,000 Private Placement into Public Equity (PIPE) transaction.  If completed, the private placement will be for an offering of equity securities in the form of Spartan Gold’s common stock.  Century Pacific is a licensed broker-dealer and a member of FINRA (Financial Industry Regulatory Authority).  As of the date of this report, the term period has expired with no additional investments generated by Century Pacific and the agreement has not been renewed.

On September 7, 2011, the company issued a $375,000 Secured Convertible Promissory Note (“Promissory Note”) to Sphere Resources Inc. (“Sphere”) for $200,000 of cash proceeds and conversion of the $175,000 due in connection with the March 28, 2011 Amendments to the Option and Mining Claim Acquisition Agreements dated December 22 and 27, 2010 for its Poker Flats and Ziggurat properties.  The Promissory Note was secured by all of the assets and property of the Company, was interest bearing at 8 per annum, due on or before September 30, 2011, and was convertible into shares of common stock of the Company at a conversion price of $0.02 per share.

Additionally, on September 7, 2011, the Company issued 1,250,000 shares of its common stock and warrants to purchase an additional 1,250,000 shares at $2.00 to Sphere in connection with the issuance of the $375,000 Promissory Note.

As of September 30, 2011, the Company had not repaid the Promissory Note and was in default.  On October 6, 2011 the Company received a demand letter from Sphere demanding payment of the principal and interest due by October 20, 2011.  As the Company was unable to pay the Promissory Note of $375,000 plus accrued interest of $4,055, it agreed to convert the total amount owed of $379,055 into 18,952,774 shares of its common stock, per the terms of the Promissory Note, on October 19, 2011.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spartan Gold Ltd.

We have audited the accompanying consolidated balance sheets of Spartan Gold Ltd. (an exploration stage company) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from September 6, 2007 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s consolidated financial statements as at December 31, 2010 were audited by other auditors whose report dated March 2, 2011 included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The financial statements for the period from September 6, 2007 (date of inception) to December 31, 2010 reflect a total net loss of $496,213 of the related cumulative totals.  The other auditor report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, these consolidated financial statements present fairly, in all material respects, the financial position of Spartan Gold Ltd. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended and for the period from September 6, 2007 (date of inception) to December 31, 2011, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

April 12, 2012
Vancouver, Canada

MEYLER & COMPANY, LLC
Certified Public Accountants
One Arin Park
1715 Highway 35
Middletown, NJ 07748

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Spartan Gold LTD
Scottsdale, AZ

We have audited the accompanying balance sheet of Spartan Gold LTD. (A Development Stage Company) as of December 31, 2010 and the related statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2010 and for the period from September 6, 2007 (inception) to December 31, 2010. Spartan Gold LTD’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements through December 31, 2009 were audited by other auditors whose report dated March 26, 2010 included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The other auditor’s report has been furnished to us and in our opinion, insofar as it relates to the period September 6, 2007 (Inception) to December 31, 2009, is based solely on the report of said other auditors.

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

In our opinion, based upon our audit and the report of the other auditors through December 31, 2009, the financial statements referred to above present fairly, in all material respects, the financial position of Spartan Gold LTD. (A Development Stage Company) as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from September 6, 2007 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meyler & Company, LLC

Meyler & Company, LLC
Middletown, NJ
March 2, 2011

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,
	2011	2010

ASSETS

Current assets:
Cash	$4,864	$21,834
Prepaid expenses	4,163	-

Total current assets	9,027	21,834

Property and equipment, net	4,313	-

Total assets	$13,340	$21,834

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$54,235	$24,711
Accrued expenses	221,981	49,600
Due to related parties (Note 6)	50,000	-

Total current liabilities	326,216	74,311

Other liabilities	-	-

Total liabilities	326,216	74,311

Commitments and contingencies (Note 9)

Stockholders' deficit (Note 7):
Common stock $.001 par value 1,000,000,000 shares authorized, 31,644,658 and 10,687,717 shares issued and outstanding, at December 31, 2011 and 2010, respectively	31,645	10,687
Additional paid-in capital	17,525,805	433,049
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(17,662,195)	(288,082)
Total stockholders' deficit	(312,876)	(52,477)

Total liabilities and stockholders' deficit	$13,340	$21,834

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the Year Ended December 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to December 31,
	2011	2010	2011

Operating Expenses:
General and administrative (Note 6)	$1,388,423	$145,815	$1,522,478
Mineral property impairment (Note 4)	-	104,027	104,027
Mineral property option payments (Note 4)	15,269,760	50,000	15,319,760
Mineral property expenditures (Note 4)	36,560	-	36,560
Mineral property exploration costs (Note 4)	300,316	-	300,316
Total operating expenses	16,995,059	299,842	17,283,141

Other Expense:
Interest expense (Note 5)	379,054	-	379,054

Net loss	$(17,374,113)	$(299,842)	$(17,662,195)

Net loss per share - Basic and diluted	$(1.13)	$(0.01)

Weighted average number of shares oustanding during the period -
Basic and diluted	15,361,636	22,805,116

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the period from September 6, 2007 (Inception) to December 31, 2011
	Common stock		Additional paid-in	Treasury	Deficit accumulated from prior	Deficit accumulated during the exploration	Total stockholders' equity
	Shares	Amount	capital	stock	operations	stage	(deficit)

Opening balance, September 6, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued to founders at $.0005 per share	24,000,000	24,000	-	-	(12,000)	-	12,000

Common stock issued for cash at $0.01 per share	3,250,000	3,250	29,250	-	-	-	32,500

Net loss for the period September 6, 2007 (inception) to December 31, 2007	-	-	-	-	(24,400)	-	(24,400)

Balance, December 31, 2007	27,250,000	27,250	29,250	-	(36,400)	-	20,100

Common stock issued for cash at $0.005 per share under a private placement	3,000,000	3,000	12,000	-	-	-	15,000

Common stock issued for cash at $0.01 per share under a private placement	200,000	200	1,800	-	-	-	2,000

Net loss for the year ended December 31, 2008	-	-	-	-	(36,538)	-	(36,538)

Balance, December 31, 2008	30,450,000	30,450	43,050	-	(72,938)	-	562

Net loss for the year ended December 31, 2009	-	-	-	-	(13,375)	-	(13,375)

Balance, December 31, 2009	30,450,000	30,450	43,050	-	(86,313)	-	(12,813)

Contribution of related party loan	-	-	19,603	-	-	-	19,603

Contribution of shares to treasury by principal shareholder	-	-	129,851	(129,851)	-	-

Treasury shares retired and cancelled	(19,792,500)	(19,793)		129,851	(110,058)	-	-

Contribution of shares by shareholders to purchase Arbacoochee mineral rights at $0.009711 per share	-	-	54,027	-	-	-	54,027

Shares awarded - executive employment agreements contributed by principal shareholder at $0.00656 per share	-	-	5,248	-	-	-	5,248

Common stock issued for cash at $6.00 per share under a private placement	30,217	30	181,270	-	-	-	181,300

Net loss for the year ended December 31, 2010	-	-	-	-	(11,760)	(288,082)	(299,842)

Balance, December 31, 2010	10,687,717	$10,687	$433,049	$-	$(208,131)	$(288,082)	$(52,477)

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) (Continued)
For the period from September 6, 2007 (Inception) to December 31, 2011

	Common stock		Additional paid-in	Treasury	Deficit accumulated from prior	Deficit accumulated during the exploration	Total stockholders' equity
	Shares	Amount	capital	stock	operations	stage	(deficit)

Common stock issued for cash at $12.00 per share under a private placement	54,167	55	649,945	-	-	-	650,000

Shares issued to consultant for services at $13.00 per share	50,000	50	649,850	-	-	-	649,900

Common stock issued under option agreement to acquire mineral rights at $18.00 per share	650,000	650	11,699,350	-	-	-	11,700,000

Common stock issued in connection with secured convertible promissory note	1,250,000	1,250	201,452	-	-	-	202,702

Warrants to purchase 1,250,000 shares of common stock issued in connection with secured convertible promissory note	-	-	141,892	-	-	-	141,892

Beneficial conversion feature of secured convertible promissory note	-	-	30,405	-	-	-	30,405

Warrants to purchase 349,975 shares of common stock issued under option agreements to acquire mineral rights	-	-	3,359,760	-	-	-	3,359,760

Conversion of secured convertible promissory note to common stock	18,952,774	18,953	360,102	-	-	-	379,055

Net loss for the year ended December 31, 2011	-	-	-	-	-	(17,374,113)	(17,374,113)

Balance, December 31, 2011	31,644,658	$31,645	$17,525,805	$-	$(208,131)	$(17,662,195)	$(312,876)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to December 31,
	2011	2010	2011

Cash flows used in operating activities:
Net loss	$(17,374,113)	$(299,842)	$(17,662,195)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,776	-	1,776
Stock issued for services	649,900	5,248	655,148
Accretion of discount on secured convertible promissory note for commitment shares and warrants	344,594	-	344,594
Accretion of beneficial conversion feature on secured convertible promissory note	30,405	-	30,405
Interest accrued on secured convertible promissory note	4,055	-	4,055
Non-cash mineral property expenditures	15,234,760	-	15,234,760
Impairment of mineral rights	-	104,027	104,027
Changes in operating assets and liabilities:
Prepaid expenses	(4,163)	-	(4,163)
Accounts payable	29,524	22,441	49,265
Accrued expenses	172,381	49,600	221,981
Net cash used in operating activities	(910,881)	(118,526)	(1,020,347)

Cash flows used in investing activities:
Purchase of property and equipment	(6,089)	-	(6,089)
Acquisition of mineral rights	-	(50,000)	(50,000)
Net cash used in investing activities	(6,089)	(50,000)	(56,089)

Cash flows from financing activities:
Advances from related parties, net	50,000	9,053	50,000
Proceeds from issuance of note payable, related parties	200,000	-	200,000
Proceeds from sale of common stock	650,000	181,300	831,300
Net cash provided by financing activities	900,000	190,353	1,081,300

Net increase (decrease) in cash	(16,970)	21,827	4,864

Cash at beginning of year	21,834	7	-

Cash at end of year	$4,864	$21,834	$4,864

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to December 31,
	2011	2010	2011

Non-cash investing and financing activities:

Conversion of secured convertible promissory note and accrued interest to common stock
Secured convertible promissory note	$(379,055)	$-	$(379,055)
Common stock	$18,953	$-	$18,953
Additional paid in capital on stock issued	$360,102	$-	$360,102

Conversion of related party payable to capital	$-	$19,603	$19,603
Additional paid in capital	$-	$(19,603)	$(19,603)

Value of mineral rights contributed to the Company	$-	$(54,027)	$(54,027)
Additional paid in capital	$-	$54,027	$54,027

Contribution of 19,792,500 shares of common stock to treasury by principal shareholder:	$-	$(129,851)	$(129,851)
Additional paid in capital	$-	$129,851	$129,851

Retirement and cancellation of 19,792,500 shares of common stock:
Common stock	$-	$(19,793)	$(19,793)
Treasury stock	$-	$129,851	$129,851
Deficit accumulated from prior operations	$-	$(110,058)	$(110,058)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Spartan Gold Ltd., the “Company”, was incorporated in Nevada on September 6, 2007.

On May 21, 2010, the Company experienced a change in control and the Company abandoned its original plan of developing and operating biodiesel facilities to concentrate on gold exploration and mining. Concurrent with the change in control transaction, all related party obligations were settled.

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd.  The Company now operates as a U.S. based junior gold exploration and mining company.  The Company is engaged in exploration activities on its properties to ascertain the feasibility of commencing production.

Stock Splits

On July 19, 2010, the Company's Board of Directors declared a forty-to-one forward stock split of all outstanding shares of common stock.

On November 9, 2011, the Company's Board of Directors declared a one-for-twenty reverse stock split of all outstanding shares of common stock.  All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to November 9, 2011.  The total number of authorized common shares and the par value thereof was not changed by the split.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Exploration Stage Company

As of July 8, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC Topic 915 “Development Stage Entities”.  For the period from September 6, 2007 (Inception) to July 8, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets and statements of stockholders’ equity (deficit).  To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $17,374,113 and $299,842 for the years ended December 31, 2011 and 2010, respectively, and has incurred cumulative losses since inception of its exploration stage of $17,662,195.  The Company has a stockholders’ deficit of $312,876 at December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

 SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations and the inputs used in calculating stock-based compensation and transactions.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Spartan Gold Ltd. and its wholly-owned subsidiary, Andhra Blue Limited.  All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, respectively, the Company had no cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since July 8, 2010 and has not yet realized revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties for gold and other precious metals.  In accordance with the Securities and Exchange Commission Industry Guide 7, mineral property acquisition costs are capitalized and mineral property option payments and exploration costs are expensed to operations as incurred.

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

Fair Value of Financial Instruments

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1 - fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Financial instruments classified as Level 1 - quoted prices in active markets include cash.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

These consolidated financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, accrued expenses and due to related parties.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  There were no potentially dilutive shares as of December 31, 2010.  As of December 31, 2011, there were 1,599,975 warrants outstanding to purchase shares of common stock.  However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.

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

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

The FASB has issued ASC 740 “Income Taxes”.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2011.

Accounting Standards Codification

The FASB’s Accounting Standards Codification (“ASC”) became effective on September 15, 2009.  At that date, the ASC became the FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Reclassifications

Certain items on the 2010 balance sheet, statement of operations and statement of cash flows have been reclassified to conform to current period presentation.

Note 3 – Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 4 – Mineral Properties

As of December 31, 2011 and 2010, the Company has incurred $15,606,636 and $154,027 in mineral property costs which have been charged to operations.  A summary by property is as follows:

	Ziggurat Property	Poker Flats Property	Arbacoochee Gold Prospect	Total

Year ended December 31, 2010

Acquisition costs	$-	$-	$104,027	$104,027

Option payments	25,000	25,000	-	50,000

Property expenditures	-	-	-	-

Exploration costs	-	-	-	-

	$25,000	$25,000	$104,027	$154,027

Year ended December 31, 2011

Acquisition costs	$-	$-	$-	$-

Option payments	10,238,010	5,031,750	-	15,269,760

Property expenditures	-	36,560	-	36,560

Exploration costs	185,517	110,979	3,820	300,316

	$10,423,527	$5,179,289	$3,820	$15,606,636

From July 8, 2011 (Inception of Exploration Stage) to December 31, 2011

Acquisition costs	$-	$-	$104,027	$104,027

Option payments	10,263,010	5,056,750	-	15,319,760

Property expenditures	-	36,560	-	36,560

Exploration costs	185,517	110,979	3,820	300,316

	$10,448,527	$5,204,289	$107,847	$15,760,663

Ziggurat Property

On December 27, 2010, the Company entered into Option and Mining Claim Acquisition Agreement (the “Option Agreement”) with Mexivada Mining Corporation (“MMC”) and Sphere Resources, Inc. (“Sphere”).  Pursuant to the option agreement, the Company was granted an option to acquire up to a 70% interest in MMC’s Ziggurat property. Upon earning a 70% interest, the Company was to grant a 35% interest to Sphere under the terms of a joint venture agreement. On December 27, 2010, the Company paid $25,000 to MMC.

On March 28, 2011, the Option Agreement was amended pursuant to a Memorandum of Understanding dated March 9, 2011, such that Sphere’s option to acquire an interest in the Ziggurat property was cancelled and the Company was granted the option to acquire up to a 75% interest for the following consideration:

●
Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 4 – Mineral Properties (Continued)

Ziggurat Property (Continued)

●
Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;

●	Payment of $35,000 to MMC by May 27, 2011 (paid);
●	Payment of $25,000 to MMC by March 28, 2012 (not paid); and
●	Payment of $25,000 to MMC by March 28, 2013.

As additional consideration, the Company was to register 500,000 and 125,000 shares owned by Sphere and MMC, respectively, upon the filing of an S-1 Registration Statement with the SEC by May 1, 2011. The failure of filing this S-1 would not result in any legal action to enforce this provision. As of December 31, 2011, the Company has not filed the S-1 Registration Statement and has not registered such shares.

Further, the Company will pay $117,250 (See Note 5 – Secured Convertible Promissory Note) and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of Spartan obtaining financing of $2,000,000. As of December 31, 2011, the Company has neither filed a S-1 nor obtained such financing.

The Company will be considered to have acquired a 51% interest in the Ziggurat property by incurring exploration expenditures of $1,500,000 on or before March 28, 2014 and may acquire an additional 24% by incurring an additional $1,000,000 by March 28, 2014 and completing a mining prefeasibility study on or before March 28, 2016.

In consideration of MMC transferring the option agreement to the Company, Sphere is required to issue certain shares of common stock to MMC.

Upon earning a 75% interest in the Ziggurat property, a joint venture will be formed on a 75/25 basis for the Company and MMC, respectively.

On December 22, 2011, the Company, MMC and Sphere entered into an Agreement for Grant of NSR Production Royalty of its Ziggurat property.  Under this Agreement, the Company grants, conveys and assigns to Sphere a two and one-half percent (2.5%) NSR Production Royalty and grants, conveys and assigns to MMC a one-half of one percent (0.5%) NSR Production Royalty on the Company's share of mineral production from the Ziggurat Property if and when there is production from the Ziggurat Property. It is the intent and understanding of the Parties that the terms NSR Production Royalty and the term Exploration Expenditures shall have the same meanings and applications to the Ziggurat Property as those terms are defined and applied in the Poker Flats Option Agreement to the Poker Flats Property, notwithstanding any other verbal conversations between the Parties.

The agreement further stipulates if and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to one hundred percent (100%) of the two and one-half percent (2.5%) NSR Production Royalty granted, conveyed and assigned by the Company to Sphere, under terms to be agreed upon by the Parties.

Poker Flats Property

On December 22, 2010, the Company entered into an Option and Mining Claim Acquisition Agreement (the “Option Agreement) between MMC and Sphere.  Pursuant to the Option Agreement, the Company was granted an option to acquire up to a 70% interest in MMC’s Poker Flats property located in Elko County, Nevada.  The Poker Flats Property is subject to a 3% NSR Production Royalty.  Upon earning a 70% interest, the Company was to grant a 35% interest to Sphere under the terms of a joint venture agreement. On December 22, 2010, the Company paid $25,000 to MMC.

On March 28, 2011, the Option Agreement was amended pursuant to a Memorandum of Understanding dated March 9, 2011, such that Sphere’s option to acquire an interest in the Poker Flats property was cancelled and the Company was granted the option to acquire up to a 75% interest for the following consideration:

●
Issuance of 194,375 shares of common stock (issued and recorded at a fair value of  $3,498,750) and 20,625 shares of common stock (issued and recorded at a fair value of $371,250) to Sphere and MMC, respectively on execution of the amended Option Agreement; and

●
Issuance of a warrant to purchase 94,375 shares (recorded at a fair value of $906,000) and a warrant to purchase 20,625 shares (recorded at a fair value of $198,000) of common stock to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 4 – Mineral Properties (Continued)

Poker Flats Property (Continued)

As additional consideration, the Company was to register 500,000 and 125,000 shares of common stock owned by Sphere and MMC, respectively, upon the filing of a S-1 with the SEC by May 1, 2011. The failure of filing this S-1 would not result in any legal action to enforce this provision. As of December 31, 2011, the Company had not filed the S-1 and has not registered such shares.

Further, the Company will pay $57,750 (See Note 5 – Secured Convertible Promissory Note) and $8,250 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of December 31, 2011, the Company has neither filed a S-1 nor obtained such financing.

The Company will be considered to have acquired a 51% interest in the Poker Flats property by incurring exploration expenditures of $500,000 on or before March 28, 2014 and may acquire an additional 24% by incurring an additional $250,000 and completing a mining prefeasibility study on or before March 28, 2016.

In consideration of MMC transferring the option agreement to Spartan, Sphere is required to issue tranches of shares of common stock to MMC.

Upon execution of the amended Option Agreement, 75% of the 3% NSR was granted to the Company and 25% to the MMC. Each party will have the option to purchase up to a 3% interest of the NSR for $1,000,000 per percentage point. Further, a 2% NSR, for any bullion and other products, was granted to Sphere. Should the Poker Flats property be sold or conveyed to any third party, the Company will be granted the right to purchase the 2% NSR.

Upon earning a 75% interest in the Poker Flats property, a joint venture will be formed on a basis of a 75/25 basis for the Company and MMC, respectively.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property located within the Carlin Mining District in Elko County, Nevada.

Under the terms of this Agreement, the Company agreed to pay Tomera a Production Royalty of 5% of NSR, as defined in the Agreement. In order to maintain this Agreement in effect, the Company shall pay to Tomera Advance Minimum Royalty (“AMR”) Payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. The Company paid, at the execution of the Agreement, $30,800 for the first year of the lease based on the 1,760 net mineral acres leased at $17.50 per acre. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The term of the Agreement is for a period of ten years. The Company has the option to extend the initial term for an additional ten year period.

In connection with the Mining Lease and Agreement, the Company entered into a Surface Access and Use Agreement on April 1, 2011 with Kevin Tomera, a Nevada resident, which grants the Company general rights of ingress and egress over certain surface tracts and the right to use the surface tracts in conduct of its mineral exploration, development and mining activities.  Additionally, Tomera has granted the Company an option to purchase portions of the surface tracts.  Under the terms of the Surface Access and Use Agreement, the Company agrees to pay Kevin Tomera annual rental of $4.50 per acre for each acre of land included in the surface tracts.  The Company paid $5,760 during the year ended December 31, 2011.  The term of the Agreement is for ten years.

On December 22, 2011, the Company, MMC and Sphere entered into an Agreement for Grant of NSR Production Royalty of its Poker Flats property.  Under this Agreement, the Company grants, conveys and assigns to Sphere a two percent (2%) NSR Production Royalty, to be calculated in the same manner as the “Net Smelter Returns Production Royalty” defined in the Poker Flats Option Agreement, on its share of mineral production from the Poker Flats Property if and when there is production from the Poker Flats Property. This 2% NSR Production Royalty granted by the Company to Sphere on the Company's share of production from the Poker Flats Property is in addition to the three percent (3%) NSR Production Royalty retained by the owner of the mining claims leased to MMC and Area of Interest defined therein, subject to the Poker Flats Option Agreement.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 4 – Mineral Properties (Continued)

Poker Flats Property (Continued)

The agreement further stipulates that:

a.
If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to one hundred percent (100%) of the two percent (2%) NSR Production Royalty granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere, and

b.
If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to seventy five percent (75%) and MMC shall have the right to purchase up to twenty five percent (25%) of the three percent (3%) NSR Production Royalty on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000.00) per NSR Production Royalty percentage point.

Arbacoochee Gold Prospect

On October 22, 2010, the Company acquired all of the mineral rights in the Arbacoochee Gold Prospect located in northeastern Alabama. The acquisition includes all legal rights and equitable title to the mineral rights held by deed in the name of Alabama Mineral Properties, LLC (“AMP”).

The mineral rights were acquired for cash of $50,000 and 5,563,468 shares of the Company’s issued and outstanding common stock at a fair value of $54,027.  The shares were a contribution from shareholders, resulting in a capital contribution.

The Company assumed an existing mineral royalty agreement which requires the payment of 6% NSR overriding royalty for any and all precious metals that are mined, processed or recovered from the Arbacoochee Gold Prospect to AMP.

At December 31, 2010, the Company impaired the Arbacoochee Gold Prospect and $104,027 was charged to operations.

Note 5 – Secured Convertible Promissory Note

On September 7, 2011, the Company issued a $375,000 Secured Convertible Promissory Note (the “Note”) maturing on September 30, 2011.  The Note was interest bearing at the rate of 8% per annum and payable upon maturity.  The principal was comprised of the following:

●	$200,000 cash payments made by Sphere to the Company;
●	$57,750 due to Sphere pursuant to the Poker Flats Property (See Note 4 – Mineral Properties); and
●	$117,250 due to Sphere pursuant to the Ziggurat Property (See Note 4 – Mineral Properties).

The Company granted a security interest in substantially all of the assets of the Company as collateral for the note.  The face amount of the note plus accrued interest is convertible into common stock of the Company at $0.02 per share, at the option of the holder.

Additionally, the Company issued commitment shares of common stock totaling 1,250,000, equivalent to $2,500,000, and 1,250,000 warrants, equivalent to $1,750,000, at the closing date to obtain the loan.  In accordance with ASC Topic 470-25 “Debt”, the Company utilized the market approach to value the debt instrument and allocated the net proceeds from the issuance of the note based upon the pro rata portion of the fair value of the note and the undiscounted value of the commitment shares and warrants, being $202,702 and $141,892, respectively.

The Company recognized the embedded beneficial conversion feature and the pro rata value of the commitment shares and warrants aggregated $374,999 and were accreted from the issuance date of the secured convertible promissory note through maturity.  As of September 30, 2011, the maturity date of the Note, the entire beneficial conversion feature of $30,405, and discount accretion for the commitment shares and warrants, was recorded as interest expense.

On October 6, 2011 the Company received a demand letter from Sphere demanding payment of the principal and interest due by October 20, 2011.  As the Company was unable to pay the Note of $375,000 plus accrued interest of $4,055, the total balance was converted into 18,952,774 shares of common stock. As of December 31, 2011, Sphere has a 55% interest in the Company.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 6 – Related Party Transactions

At December 31, 2009, the Company had an outstanding loan balance due to the former Chief Executive Officer of the Company in the amount of $10,550.  During the three months ended March 31, 2010, the Chief Executive Officer advanced the Company an additional $25,000 and was repaid $15,947 leaving a balance due of $19,603 which was cancelled in connection with the change of control transaction on May 21, 2010, resulting in a capital contribution.

The Company issued Sphere 587,500 shares of the Company’s common stock and warrants to purchase an additional 287,475 shares to Sphere in connection with the option agreements on the Poker Flats and Ziggurat properties (See Note 4 – Mineral Properties).  Additionally, cash payments to Sphere of $175,000 were due and recorded as part of the Note (See Note 5 – Secured Convertible Promissory Note).  Mr. Malcolm Stevens, the Company’s Chief Executive Officer, Director and Chairman, is also the Executive Chairman and President of Sphere Resources, Inc., a Canadian Corporation.

See Note 5 – Secured Convertible Promissory Note

In November 2011, Sphere advanced $50,000 to the Company for working capital purposes.  The advance has no repayment date and does not bear interest.

During the year ended December 31, 2011, the Company paid $6,772 to a family member of a Director and President of the Company for administrative services.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

Note 7 – Stockholders’ Deficit

On December 15, 2007, the Company issued 20,000,000 shares of its common stock at $0.0005 per share to a founder of the Company for services rendered aggregating $10,000 as stock based compensation.

On December 15, 2007, the Company issued 4,000,000 shares of its common stock at $0.0005 per share to a founder of the Company for services rendered aggregating $2,000 as stock based compensation.

On December 15, 2007, the Company issued 3,250,000 shares of its common stock for $32,500 cash or $0.01 per share.

On January 30, 2008, the Company issued 3,000,000 shares of its common stock for $15,000 cash or $0.005 per share.

On May 2, 2008, the Company issued 200,000 shares of its common stock for $2,000 cash or $0.01 per share.

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

On August 12, 2010, a shareholder of the Company contributed 19,792,500 shares of common stock to the Company’s treasury valued at $129,851 or $.0066 per share, based on the price paid by the shareholder to acquire the shares.  The Company immediately retired and canceled these shares resulting in a loss of $110,058 which was recorded as a charge to deficit accumulated from prior operations.

On October 22, 2010, two shareholders of the Company utilized a combined 5,563,468 of their shares to acquire the Arbacoochee mineral rights located in Alabama resulting in a capital contribution of $54,027.  The shares were valued at a weighted average price of $0.009711 per share.

In connection with executive employment contracts, the Company committed 800,000 shares of its common stock to the executives of the Company.  The shares were contributed by a shareholder of the Company resulting from the change of control on May 21, 2010.  The shares were valued at $0.0066, the price at the commitment date of October 22, 2010.  The total value of the shares aggregated $5,248 and has been recorded as stock issued for services with a credit to additional paid-in-capital as a capital contribution.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 7 – Stockholders’ Deficit (Continued)

On December 15, 2010 the Company issued 17,500 shares of its common stock for $105,000 cash or $6.00 per share under a private placement agreement.

On December 20, 2010 the Company issued 2,717 shares of its common stock to a company controlled by a previous Vice President of the Company for $16,300 cash, or $6.00 per share, under a private placement agreement.

On December 26, 2010 the Company issued 10,000 shares of its common stock for $60,000 cash, or $6.00 per share, under a private placement agreement.

On January 25, 2011, the Company issued 41,667 shares of its stock for $500,000 cash, or $12.00 per share, under a private placement.

On February 2, 2011, the Company entered into a Consulting Agreement and issued 50,000 shares of its common stock at the market value per share of $12.998 for a total of $649,900.

On March 28, 2011, the Company issued 62,500 shares of its common stock to MMC in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat properties (See Note 4 – Mineral Properties).  The shares were valued at the market price of the shares on March 28, 2011 of $18.00 for a total of $1,125,000.

On March 28, 2011, the Company issued 587,500 shares of its common stock to Sphere in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat properties (See Note 4 – Mineral Properties).  The shares were valued at the market price of the shares on March 28, 2011 of $18.00 for a total of $10,575,000.

On April 26, 2011, the Company issued 12,500 shares of its common stock for $150,000 cash, or $12.00 per share, under a private placement.

On September 7, 2011, the Company issued 1,250,000 shares of its common stock to Sphere in connection with the issuance of a $375,000 Note (See Note 5 – Secured Convertible Promissory Note).

On October 19, 2011, the Company issued 18,952,774 shares of its common stock for the conversion of the $379,055 Note with Sphere, including accrued interest, per the terms of the Promissory Note (See Note 5 – Secured Convertible Promissory Note).

On November 9, 2011, the Company's Board of Directors declared a one-for-twenty reverse stock split.  The number of authorized shares and the par value of $0.001 remained the same.

Warrants

On March 28, 2011, the Company issued warrants to purchase 349,975 shares of the Company’s common stock in connection with the option agreements for the Poker Flats and Ziggurat properties (See Note 4 – Mineral Properties).  These warrants have contractual lives of five years and were valued at a grant date fair value of $9.60 per warrant, or $3,359,760, using a Black-Scholes option pricing model with the following assumptions:

Stock price	$18.00
Contractual term	5 years
Expected volatility	87.6%
Risk free interest rate	0.81%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The risk free interest rate was based on the three year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 7 – Stockholders’ Deficit (Continued)

Warrants (Continued)

On September 7, 2011, the Company issued warrants to purchase 1,250,000 shares of the Company’s common stock to Sphere as a financing fee related to the Note (See Note 5 – Secured Convertible Promissory Note).  These warrants have contractual lives of five years and were valued at a grant date fair value of $1.40 per warrant, or $1,750,000, using a Black-Scholes option pricing model with the following assumptions:

Stock price	$2.00
Contractual term	5 years
Expected volatility	84.7%
Risk free interest rate	0.92%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The risk free interest rate was based on the three year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

The following table summarizes warrant transactions for the year ended December 31, 2011:

	Number of warrants	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at December 31, 2010	-	$-
Granted	1,599,975	$5.94
Exercised	-	$-
Expired	-	$-

Outstanding at December 31, 2011	1,599,975	$5.94	4.59	$-

Exercisable at December 31, 2011	1,599,975	$5.94	4.59	$-

Weighted Average Grant Date Fair Value		$3.19

Note 8 – Income Taxes

No provision for income tax was made for the period from September 6, 2007 (Inception) to December 31, 2011 as the Company had cumulative operating losses.  For the years ended December 31, 2011 and 2010, the Company incurred net losses for tax purposes of approximately $14,014,000 and $288,000, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	Year Ended December 31,
	2011	2010

Expected income tax (benefit) at 34% statutory rate	-34.0%	-34.0%
Permanent tax differences	6.6%	9.8%
Change in valuation allowance	27.4%	24.2%

Actual tax expense	0.0%	0.0%

SPARTAN GOLD LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011

Note 8 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2011	2010
Deferred income tax assets:

Net operating loss carry forwards	$4,862,830	$97,950
Mineral properties	(32,970)	(34,170)
Valuation allowance	(4,829,860)	(63,780)

Net deferred income tax assets	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $4,766,080 and $38,510 for the years ended December 30, 2011 and 2010, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2011 and 2010. At December 31, 2011, the Company has net operating loss carry forwards of approximately $14,302,000, which expire commencing 2030. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2011, but believes the provisions will not limit the availability of losses to offset future income.

Note 9 – Commitments and Contingencies

See Note 4 – Mineral Properties.

On February 14, 2011, the Company entered into a 12 month lease agreement for its corporate offices in Scottsdale Arizona.  The lease is effective March 1, 2011, calls for monthly base rent payments of $2,900, and includes an option to extend the lease for an additional 12 months at the same base rent.

Note 10 – Subsequent Events

Subsequent to December 31, 2011, Sphere advanced a total of $90,000 to the Company for working capital purposes.  The advance has no repayment date and does not bear interest.

On February 10, 2012, two parties, a consultant and a former employee of the Company, released the Company of remaining contractual amounts due to them at December 31, 2011 totaling $75,000.

On March 6, 2012, the Company entered into a new 12 month lease agreement for its corporate offices in Scottsdale, Arizona.  The lease is effective March 1, 2012, calls for monthly base rent payments of $2,700, and includes an option to extend the lease for an additional 12 months at the same base rent.

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers.  As of the date of this filing, the Plan has not been presented to the stockholders of the Company for approval.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of the date of this report, no options or stock awards have been granted.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 2, 2012, the Company dismissed Meyler & Company LLC as its independent registered public accounting firm in connection with the change in control of the Company. The decision to change accountants was approved by the Company’s Board of Directors acting under authority delegated to it on February 1, 2012. The report of Meyler & Company LLC on the Company’s financial statements as of and for the year ended December 31, 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.  However, the report of Meyler & Company LLC on the Company’s financial statements as of and for the year ended December 31, 2010 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company incurred net losses since inception and existing uncertain conditions which the Company faces relative to its obtaining capital in the equity market.

During the Company’s two most recent fiscal years, and any subsequent interim period preceding the termination on February 2, 2012, there (i) have been no disagreements between the Company and Meyler & Company LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Meyler & Company LLC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years and (ii) were no reportable events of the kind in Item 304(a)(1)(v) of Regulation S-K.

On February 2, 2012, the Company engaged Dale Matheson Carr-Hilton Labonte LLP as its independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2011. The Company did not, during its two most recent fiscal years or in any subsequent interim period prior to engaging Dale Matheson Carr-Hilton Labonte LLP, consult with Dale Matheson Carr-Hilton Labonte LLP regarding:

(i)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements whereby a written report was provided to the Company or oral advice was provided that Dale Matheson Carr-Hilton Labonte LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2011, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2011:

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

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2011, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Changes in Internal Control over Financial Reporting

On January 3, 2012, the Company appointed John S. Wittler to serve as its Chief Financial Officer and as a Director of the Company.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On March 28, 2012, the Company entered into an employment agreement with its Chief Executive Officer.  The agreement expires on December 31, 2012 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for initial annual compensation of $72,000 per year.  Upon the Company raising $2 million in capital funding, the annual salary will increase to $150,000.  Upon the Company raising $5 million in capital funding, the annual salary will increase to $200,000.

On March 28, 2012, the Company entered into an employment agreement with its President.  The agreement expires on December 31, 2012 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for initial annual compensation of $72,000 per year.  Upon the Company raising $2 million in capital funding, the annual salary will increase to $150,000.  Upon the Company raising $5 million in capital funding, the annual salary will increase to $200,000.

On March 28, 2012, the Company entered into an employment agreement with its Chief Financial Officer.  The agreement expires on December 31, 2012 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for initial annual compensation of $60,000 per year.  Upon the Company raising $2 million in capital funding, the annual salary will increase to $138,000.  Upon the Company raising $5 million in capital funding, the annual salary will increase to $185,000.  In addition, the Chief Financial Officer will be issued 50,000 shares of the Company’s common stock.

On March 28, 2012, the Company entered into an employment agreement with its Chief Operating Officer.  The agreement expires on December 31, 2012 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for initial annual compensation of $60,000 per year.  Upon the Company raising $2 million in capital funding, the annual salary will increase to $138,000.  Upon the Company raising $5 million in capital funding, the annual salary will increase to $185,000.

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers.  As of the date of this filing, the Plan has not been presented to the stockholders of the Company for approval.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of the date of this report, no options or stock awards have been granted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Positions	Held Position Since

Malcolm Stevens	61	Director, Chief Executive Officer and Chairman	12/2/2010

William H. Whitmore, Jr.	52	Director and President	12/2/2010

Mihailo Gravrilovic	52	Director and Chief Operating Officer	12/2/2010

John S. Wittler	53	Director, Chief Financial Officer and Secretary	1/3/2012

David E. Price	47	Director, Chief Executive Officer, Interim Chief Financial Officer and Secretary	12/2/2010 (a)

(a) From May 21, 2010 until December 2, 2010, Mr. Price served as the Company's sole Director, Chief Executive and Interim Chief Financial Officer. Mr. Price resigned as Secretary on September 30, 2011.

Biography of Directors and Officers

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

Mr. William H. Whitmore, Jr. was appointed as Director, President and Interim Chief Financial Officer of the Company on December 2, 2010.  Mr. Whitmore resigned as Interim Chief Financial Officer on January 3, 2012.  Mr. Whitmore has held various high-level executive management positions with a strong operations background.  Prior to joining Spartan Gold, Mr. Whitmore was Managing Director of Envisionte, LLC, a Global Business Development Enterprise engaged in consulting for private and public entities around the world.  While in this position, Mr. Whitmore managed all aspects of administration and was the representative contact for investment groups that funded projects and numerous other business models under his supervision.  While consulting for clients, he has engaged in many executive team development projects and draws on a wide and diverse list of contacts around the globe to achieve the creation of solid and competent management teams.

Mr. Mihailo “Mick” Gavrilovic was appointed as Director and Chief Operating Officer of the Company on December 2, 2010.  Mr. Gavrilovic has an extensive background in the development and operations of international mining and energy projects.  He has significant experience at a senior level in surface and underground gold and nickel mining projects, and has been involved in the construction of a number of mineral processing plants and vertical mine shafts.  During his early engineering career, he held a variety of senior maintenance, project development and operations roles encompassing all facets of operating large mineral processing facilities, together with the provision of ancillary services and utilities to remote areas. Mr. Gavrilovic also has significant experience in developing and commercializing new technologies in the natural gas engine field, mining and construction demolition industry, and has advised a number of companies in their efforts to commercialize leading edge renewable energy technologies.

Mr. John S. Wittler was appointed as Director and Chief Financial Officer of the Company on January 3, 2012.  Mr. Wittler was previously appointed Secretary of the Company on September 27, 2011.  Mr. Wittler has an extensive financial based background.  Prior to joining Spartan Gold, Mr. Wittler served as Managing Director of his own consulting practice where he provides financial and accounting consulting services to both private and public companies and has served as CFO of Alternative Construction Technologies, Inc. and Organa Technologies Group, Inc.  Mr. Wittler has had extensive involvement in capital raises, business integrations, SEC registration and regulatory filings, involvement with Board of Directors, mergers and acquisitions, internal controls and risk management, accounting systems design and implementations, and financial analysis and planning.  John began his career with Ernst & Young in Indianapolis, Indiana and is currently a Director and Chairman of the Audit Committee of eLayaway, Inc. (ELAY.OB).  Mr. Wittler is a CPA (inactive), has a bachelor’s of science degree in accounting from Ball State University, and is currently a member of the American Institute of CPAs and the Florida Institute of CPAs.

Mr. David E. Price was appointed as Secretary of the Company on December 2, 2010 and resigned from that position on September 27, 2011.  From the date of the change in control of the Company, May 21, 2010, until December 2, 2010, Mr. Price served as our sole Director, Chief Executive Officer and Interim Chief Financial Officer.  Mr. Price was born in the District of Columbia and was admitted to the Bar in 1996.  David has held positions in the Diplomatic Corps of the Israeli Foreign Office as well as a Congressional Aide on Capitol Hill, and General Counsel to consultants at the World Bank as well as the IDB and IMF in Washington, DC.  He worked for 10 years as a corporate attorney at the International Law Firm in Washington DC before establishing his own practice as an attorney in 2005.  He is a member of the Maryland Bar, United States District Court (District of Maryland); Court of Appeals, District of Columbia; United States District Court for the District of Columbia; United States Court of Appeals, 4th Circuit; Supreme Court of the United States. He is also a member of the Corporate Lawyer’s Association; Euro-American Lawyers Group; Association of US Securities Attorneys; American Bar Association.

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

Committees of the Board of Directors

None.

Auditors

Our principal independent accountant is Dale Matheson Carr-Hilton Labonte LLP.

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

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer and principal financial officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2011 (collectively, the Named Executives).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
		$	$	$	$	$

Malcolm Stevens (1)	2011	72,000	-	-	-	72,000
Chief Executive Officer, Chairman of the Board of Directors	2010	6,000	-	1,312	-	7,312

William H. Whitmore, Jr. (2)	2011	72,000	-	-	-	72,000
President and Director	2010	6,000	-	2,624	-	8,624

Mihailo Gavrilovic (3)	2011	60,000	-	-	-	60,000
Chief Operating Officer and Director	2010	7,500	-	1,312	-	8,812

John S. Wittler (4)	2011	-	-	-	-	-
Chief Financial Officer, Secretary and Director	2010	-	-	-	-	-

David E. Price	2011	15,000	-	-	-	15,000
Secretary	2010	20,000	-	-	-	20,000

(1)	Mr. Malcolm Stevens was appointed Chief Executive Officer and Chairman of the Board of Directors on December 2, 2010.
(2)	Mr. William H. Whitmore, Jr. was appointed President and Interim Chief Financial Officer and Director on December 2, 2010. Mr. Whitmore resigned as Interim Chief Financial Officer on January 3, 2012.
(3)	Mr. Mihailo Gavrilovic was appointed Chief Operating Officer and Director on December 2, 2010.
(4)
Mr. John S. Wittler was appointed Chief Financial Officer and Director on January 3, 2012 and as Secretary on September 27, 2011. Prior to his appointment in 2012, Mr. Wittler served as a consultant to the Company and was paid $60,310 in consulting fees in 2011.

(5)
Mr. David E. Price was appointed as Chief Executive Officer, Interim Chief Financial Officer and sole Director on May 21, 2010.  Mr. Price resigned from these positions and was appointed as Secretary on December 2, 2010. Mr. Price resigned as Secretary on September 27, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of March 15, 2012 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner (3)	Title of Stock Class	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)

Malcolm Stevens (4)(6)	Common Stock	18,777,735	56.59%

William H. Whitmore, Jr. (4)	Common Stock	200,000	0.63%

Mihailo Gavrilovic (4)	Common Stock	200,000	0.63%

John S. Wittler (4)	Common Stock	-	0.00%

Sphere Resources, Inc. (5)	Common Stock	18,577,735	55.99%

All Directors and Officers as a Group	Common Stock	19,177,735	57.80%

(1)
"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.

(2)
For each shareholder, the calculation of percentage of beneficial ownership is based upon 31,644,658 shares of Common Stock outstanding as of March 15, 2012, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)	Unless otherwise indicated, the address of each person listed is c/o Spartan Gold Ltd., 13951 N. Scottsdale Rd., Suite 233, Scottsdale, AZ 85254
(4)	Indicates Director and Officer.
(5)	Shares include warrants to purchase 1,537,475 shares of the Company’s common stock. The address of Sphere Resources, Inc. is 204 Black St., #300, Whitehorse, BC, Canada
(6)
Shares include 200,000 shares directly owned by Mr. Stevens and 18,577,735 shares beneficially owned by Sphere Resources, Inc.  Mr. Stevens is the Executive Chairman and President of Sphere Resources and has voting and dispositive power of the shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On March 28, 2011, the Company issued Sphere Resources, Inc. (“Sphere”) 587,500 shares of the Company’s common stock and warrants to purchase an additional 287,475 shares to Sphere in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated December 22 and 27, 2010 and amended on March 28, 2011 for its Poker Flats and Ziggurat properties.  Additionally, cash payments to Sphere of $175,000 were due.  Mr. Malcolm Stevens, the Company’s Chief Executive Officer, Director and Chairman, is also the Executive Chairman and President of Sphere Resources, Inc., a Canadian Corporation.

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

On September 7, 2011, the Company issued 1,250,000 shares of its common stock and warrants to purchase an additional 1,250,000 shares at $2.00 to Sphere in connection to the issuance of the Promissory Note.  As of September 30, 2011, the Company had not repaid the Promissory Note and is in default.  On October 6, 2011 the Company received a demand letter from Sphere demanding payment of the principal and interest due by October 20, 2011.  As the Company was unable to pay the Promissory Note of $375,000 plus accrued interest of $4,055, it agreed to convert the total amount owed of $379,055 into 18,952,774 shares of its common stock, per the terms of the Promissory Note, on October 19, 2011.  As a result of the conversion, Sphere became the majority shareholder of the Company.

In November 2011, Sphere advanced $50,000 to the Company for working capital purposes.  The advance has no repayment date and does not bear interest.

In January and February of 2012, Sphere advanced a total of $40,000 to the Company for working capital purposes.  The advance has no repayment date and does not bear interest.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

On February 2, 2012, the Company dismissed Meyler & Company LLC and engaged Dale Matheson Carr-Hilton Labonte LLP as its independent registered public accounting firm as of and for the year ended December 31, 2011.  The change in independent registered public accounting firm is not the result of any disagreement with Meyler & Company LLC.

The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for the audit of the Company’s annual financial statements were $25,000 for the year ended December 31, 2011. The aggregate fees billed by Meyler & Company LLC for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $20,000 during the year ended December 31, 2011.

The aggregate fees billed by Meyler & Company LLC for the audit of the Company’s annual financial statements were $32,500 for the year ended December 31, 2010. The aggregate fees billed by Meyler & Company LLC for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $2,500 during the year ended December 31, 2010.

Audit-Related Fees

For the years ended December 31, 2011 and 2010, our principal accountants did not render any audit-related services.

Tax Fees

The aggregate fees billed by Meyler & Company LLC for the preparation of the Company’s tax returns were $1,550 for the year ended December 31, 2010. For the year ended December 31, 2011, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

For the years ended December 31, 2011 and 2010, our principal accountants did not render any other services.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Change of Company’s Name (2)
Exhibit 3.4	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 3.5	Certificate of Amendment to Articles of Incorporation for Forty-to-One Forward Stock Split (2)
Exhibit 10.1	Asset Purchase Agreement between Spartan Gold Ltd. And Alabama Mineral Properties LLC (3)
Exhibit 10.2	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (4)
Exhibit 10.3	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (5)
Exhibit 10.4	Amendment to Option and Mining Claim Acquisition Agreement (Ziggurat) between Spartan Gold Ltd., Mexivada Mining Corporation, and Sphere Resources, Inc. (6)
Exhibit 10.5	Amendment to Option and Mining Claim Acquisition Agreement (Poker Flats) between Spartan Gold Ltd., Mexivada Mining Corporation, and Sphere Resources, Inc. (6)
Exhibit 10.6	Mining Lease and Agreement between Spartan Gold Ltd. And K & K Tomera Lands, LLC (6)
Exhibit 10.6	Agreement for Grant of NSR Production Royalty between Spartan Gold Ltd., Sphere Resources, Inc. and Mexivada Mining Corporation. (7)
Exhibit 10.7	Spartan Gold Ltd. 2012 Equity Incentive Plan (8)
Exhibit 10.8	Employment Agreement between Spartan Gold Ltd. and Malcolm Stevens (8)
Exhibit 10.9	Employment Agreement between Spartan Gold Ltd. and William H. Whitmore, Jr. (8)
Exhibit 10.10	Employment Agreement between Spartan Gold Ltd. and John S. Wittler (8)
Exhibit 10.11	Employment Agreement between Spartan Gold Ltd. and Mihailo Gavrilovic (8)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (8)
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer (8)
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

Exhibit 101.INS	XBRL Instance Document (8)
Exhibit 101.SCH	XBRL Schema Document (8)
Exhibit 101.CAL	XBRL Calculation Linkbase Document (8)
Exhibit 101.DEF	XBRL Definition Linkbase Document (8)
Exhibit 101.LAB	XBRL Label Linkbase Document (8)
Exhibit 101.PRE	XBRL Presentation Linkbase Document (8)

(1)	Incorporated by reference from Registrant’s Form S-1 filed with the Securities and Exchange Commission on March 4, 2008.
(2)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on August 23, 2010.
(3)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on November 22, 2010.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(5)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(6)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2011.
(7)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Malcolm Stevens	April 12, 2012
Malcolm Stevens, Principal Executive Officer	Date

/s/ John S. Wittler	April 12, 2012
John S. Wittler, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Malcolm Stevens	April 12, 2012
Malcolm Stevens, Director	Date

/s/ William H. Whitmore, Jr.	April 12, 2012
William H. Whitmore, Jr., Director	Date

/s/ Mihailo Gavrilovic	April 12, 2012
Mihailo Gavrilovic, Director	Date

/s/ John S. Wittler	April 12, 2012
John S. Wittler, Director	Date