Form 10-Q
period 2012-03-31
Spartan Gold Ltd.
filed 2012-05-08
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of as of May 4, 2012 the registrant had 31,694,658 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

FORM 10-Q

MARCH 31, 2012

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1
	Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and for the Period July 8, 2010 (Inception of Exploration Stage) to March 31, 2012 (unaudited)	2
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and for the Period July 8, 2010 (Inception of Exploration Stage) to March 31, 2012 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1.A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash	$4,345	$4,864
Prepaid expenses (Note 4)	20,632	4,163

Total current assets	24,977	9,027

Property and equipment, net	3,806	4,313

Total assets	$28,783	$13,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$67,910	$54,235
Accrued expenses	202,917	221,981
Due to related parties (Note 3)	140,000	50,000

Total current liabilities	410,827	326,216

Other liabilities	—	—

Total liabilities	410,827	326,216

Commitments and contingencies (Note 6)

Stockholders' deficit (Note 4):
Common stock $.001 par value 1,000,000,000 shares authorized, 31,644,658 shares issued and outstanding, at March 31, 2012 and December 31, 2011, respectively	31,645	31,645
Common stock issuable, 50,000 and nil shares issuable, at March 31, 2012 and December 31, 2011, respectively	50	—
Additional paid-in capital	17,667,755	17,525,805
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(17,873,363)	(17,662,195)
Total stockholders' deficit	(382,044)	(312,876)

Total liabilities and stockholders' deficit	$28,783	$13,340

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Period July 8, 2010 (Inception of Exploration Stage)
	March 31,		to March 31,
	2012	2011	2012

Operating expenses:
General and administrative (Note 3)	$249,608	$301,095	$1,772,086
Mineral property impairment (Note 2)	—	—	104,027
Mineral property option payments (Note 2)	—	15,059,760	15,319,760
Mineral property expenditures (Note 2)	36,560	—	73,120
Mineral property exploration costs (Note 2)	—	46,175	300,316
Total operating expenses	286,168	15,407,030	17,569,309

Other income (expense):
Gain on settlement of debt (Note 5)	75,000	—	75,000
Interest expense (Note 3)	—	—	(379,054)

Net loss	$(211,168)	$(15,407,030)	$(17,873,363)

Net loss per share - Basic and diluted	$(0.01)	$(1.43)

Weighted average number of shares outstanding during the period - Basic and diluted	31,646,856	10,779,383

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to March 31,
	2012	2011	2012
Cash flows used in operating activities:
Net loss	$(211,168)	$(15,407,030)	$(17,873,363)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	507	254	2,283
Stock-based compensation	99,938	—	99,938
Stock issued for services	25,000	72,212	680,148
Accretion of discount on secured convertible promissory note for commitment shares and warrants	—	—	344,594
Accretion of beneficial conversion feature on secured convertible promissory note	—	—	30,405
Interest accrued on secured convertible promissory note	—	—	4,055
Non-cash mineral property expenditures	—	15,059,760	15,234,760
Impairment of mineral rights	—	—	104,027
Gain on settlement of debt	(75,000)	—	(75,000)
Changes in operating assets and liabilities:
Prepaid expenses	593	(41,666)	(3,570)
Accounts payable	13,675	(4,394)	62,940
Accrued expenses	55,936	(24,255)	277,917
Net cash used in operating activities	(90,519)	(345,119)	(1,110,866)

Cash flows used in investing activities:
Purchase of property and equipment	—	(6,089)	(6,089)
Acquisition of mineral rights	—	—	(50,000)
Net cash used in investing activities	—	(6,089)	(56,089)
Cash flows from financing activities:
Deferred issuance costs	—	(20,000)	—
Advances from related parties, net	90,000	—	140,000
Proceeds from issuance of note payable, related parties	—	—	200,000
Proceeds from sale of common stock	—	500,000	831,300
Net cash provided by financing activities	90,000	480,000	1,171,300

Net increase (decrease) in cash	(519)	128,792	4,345

Cash at beginning of period	4,864	21,834	—

Cash at end of period	$4,345	$150,626	$4,345

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended March 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to March 31,
	2012	2011	2012
Non-cash investing and financing activities:
Warrants issued for prepaid consulting fees	$(19,500)	$—	$—
Additional paid in capital	$19,500	$—	$—

Stock issued for prepaid consulting services	$—	$(649,900)	$(649,900)
Common stock	$—	$50	$(50)
Additional paid in capital	$—	$649,850	$(649,850)

Conversion of secured convertible promissory note and accrued interest to common stock
Secured convertible promissory note	$—	$—	$(379,055)
Common stock	$—	$—	$18,953
Additional paid in capital on stock issued	$—	$—	$360,102

Conversion of related party payable to capital	$—	$—	$19,603
Additional paid in capital	$—	$—	$(19,603)

Value of mineral rights contributed to the Company	$—	$—	$(54,027)
Additional paid in capital	$—	$—	$54,027
Contribution of 19,792,500 shares of common stock to treasury by principal shareholder:	$—	$—	$(129,851)
Additional paid in capital	$—	$—	$129,851

Retirement and cancellation of 19,792,500 shares of common stock:
Common stock	$—	$—	$(19,793)
Treasury stock	$—	$—	$129,851
Deficit accumulated from prior operations	$—	$—	$(110,058)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Spartan Gold Ltd., (the “Company”), was incorporated in Nevada on September 6, 2007.

On May 21, 2010, the Company experienced a change in control and the Company abandoned its original plan of developing and operating biodiesel facilities to concentrate on gold exploration. Concurrent with the change in control transaction, all related party obligations were settled.

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd.  The Company now operates as a U.S. based junior gold exploration company.  The Company is engaged in gold exploration activities on its two Nevada properties.

Stock Splits

On July 19, 2010, the Company's Board of Directors declared a one-to-forty forward stock split of all outstanding shares of common stock.

On November 9, 2011, the Company's Board of Directors declared a one-for-twenty reverse stock split of all outstanding shares of common stock.  All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock splits for all periods presented prior to November 9, 2011.  The total number of authorized common shares and the par value thereof was not changed by the split.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. All intercompany transactions and accounts have been eliminated in consolidation. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2011 annual financial statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 12, 2012.

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Exploration Stage Company

As of July 8, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC Topic 915 “Development Stage Entities”. For the period from September 6, 2007 (Inception) to July 8, 2010, the Company was a “development stage company” in accordance with ASC Topic 915. Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets. To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $211,168 for the three months ended March 31, 2012 and has incurred cumulative losses since inception of $18,081,494.  The Company has a stockholders’ deficit of $382,044 at March 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 2 – Mineral Properties

For the three months ended March 31, 2012 and 2011, the Company has incurred $36,560 and $15,105,935 in mineral property costs which have been charged to operations.  A summary by property is as follows:

	Ziggurat Property	Poker Flats Property	Arbacoochee Gold Prospect	Total
Three Months Ended March 31, 2012
Acquisition costs	$—	$—	$—	$—
Option payments	—	—	—	—
Property expenditures	—	36,560	—	36,560
Exploration costs	—	—	—	—
	$—	$36,560	$—	$36,560
Three Months Ended March 31, 2011
Acquisition costs	$—	$—	$—	$—
Option payments	10,085,760	4,974,000	—	15,059,760
Property expenditures	—	—	—	—
Exploration costs	19,043	23,312	3,820	46,175
	$10,104,803	$4,997,312	$3,820	$15,105,935
From July 8, 2010 (Inception of Exploration Stage) to March 31, 2012
Acquisition costs	$—	$—	$104,027	$104,027
Option payments	10,263,010	5,056,750	—	15,319,760
Property expenditures	—	73,120	—	73,120
Exploration costs	185,517	110,979	3,820	300,316
	$10,448,527	$5,240,849	$107,847	$15,797,223

Ziggurat Property

On December 27, 2010, the Company entered into Option and Mining Claim Acquisition Agreement (the “Option Agreement”) with Mexivada Mining Corporation (“MMC”) and Sphere Resources, Inc. (“Sphere”) .  Pursuant to the option agreement, the Company was granted an option to acquire up to a 70% interest in MMC’s Ziggurat property. Upon earning a 70% interest, the Company was to grant a 35% interest to Sphere under the terms of a joint venture agreement. On December 27, 2010, the Company paid $25,000 to MMC.

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 2 – Mineral Properties (Continued)

Ziggurat Property (Continued)

On March 28, 2011, the Option Agreement was amended pursuant to a Memorandum of Understanding dated March 9, 2011, such that Sphere’s option to acquire an interest in the Ziggurat property was cancelled and the Company was granted the option to acquire up to a 75% interest for the following consideration:

●	Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;
●	Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
●	Payment of $35,000 to MMC by May 27, 2011 (paid);
●	Payment of $25,000 to MMC by December 22, 2012 (not paid); and
●	Payment of $25,000 to MMC by December 22, 2013.

As additional consideration, the Company was to register 25,000 and 6,250 shares owned by Sphere and MMC, respectively, upon the filing of an S-1 Registration Statement with the SEC by May 1, 2011. The failure of filing this S-1 would not result in any legal action to enforce this provision. As of March 31, 2012, the Company has not filed the S-1 Registration Statement and has not registered such shares.

Further, the Company will pay $117,250 (See Note 3 – Related Party Transactions) and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of Spartan obtaining financing of $2,000,000. As of March 31, 2012, the Company has neither filed a S-1 nor obtained such financing.

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

On December 22, 2011, the Company, MMC and Sphere entered into an Agreement for Grant of Net Smelter Return (“NSR”) of its Ziggurat property.  Under this Agreement, the Company grants, conveys and assigns to Sphere a two and one-half percent (2.5%) NSR and grants, conveys and assigns to MMC a one-half of one percent (0.5%) NSR on the Company's share of mineral production from the Ziggurat Property if and when there is production from the Ziggurat Property. It is the intent and understanding of the parties that the terms NSR and the term Exploration Expenditures shall have the same meanings and applications to the Ziggurat Property as those terms are defined and applied in the Poker Flats Option Agreement to the Poker Flats Property, notwithstanding any other verbal conversations between the parties.

The agreement further stipulates if and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to one hundred percent (100%) of the two and one-half percent (2.5%) NSR granted, conveyed and assigned by the Company to Sphere, under terms to be agreed upon by the parties.

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 2 – Mineral Properties (Continued)

Poker Flats Property

On December 22, 2010, the Company entered into an Option and Mining Claim Acquisition Agreement (the “Option Agreement) between MMC and Sphere .  Pursuant to the Option Agreement, the Company was granted an option to acquire up to a 70% interest in MMC’s Poker Flats property located in Elko County, Nevada.  The Poker Flats Property is subject to a 3% NSR.  Upon earning a 70% interest, the Company was to grant a 35% interest to Sphere under the terms of a joint venture agreement. On December 22, 2010, the Company paid $25,000 to MMC.

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

As additional consideration, the Company was to register 25,000 and 6,250 shares of common stock owned by Sphere and MMC, respectively, upon the filing of a S-1 with the SEC by May 1, 2011. The failure of filing this S-1 would not result in any legal action to enforce this provision. As of March 31, 2012, the Company had not filed the S-1 and has not registered such shares.

Further, the Company will pay $57,750 (See Note 3 – Related Party Transactions) and $8,250 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of March 31, 2012, the Company has neither filed a S-1 nor obtained such financing.

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

Upon execution of the amended Option Agreement, 75% of the 3% NSR was granted to the Company and 25% to MMC. Each party will have the option to purchase up to a 3% interest of the NSR for $1,000,000 per percentage point. Further, a 2% NSR, for any bullion and other products, was granted to Sphere. Should the Poker Flats property be sold or conveyed to any third party, the Company will be granted the right to purchase the 2% NSR.

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

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 2 – Mineral Properties (Continued)

Poker Flats Property (Continued)

Under the terms of this Agreement, the Company agreed to pay Tomera a 5% NSR, as defined in the Agreement. In order to maintain this Agreement in effect, the Company shall pay to Tomera Advance Minimum Royalty (“AMR”) Payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. The Company paid, at the execution of the Agreement, $30,800 for the first year of the lease based on the 1,760 net mineral acres leased at $17.50 per acre. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The term of the Agreement is for a period of ten years. The Company has the option to extend the initial term for an additional ten year period.

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

On December 22, 2011, the Company, MMC and Sphere entered into an Agreement for Grant of NSR of its Poker Flats property.  Under this Agreement, the Company grants, conveys and assigns to Sphere a two percent (2%) NSR, to be calculated in the same manner as the “Net Smelter Returns” defined in the Poker Flats Option Agreement, on its share of mineral production from the Poker Flats Property if and when there is production from the Poker Flats Property. This 2% NSR granted by the Company to Sphere on the Company's share of production from the Poker Flats Property is in addition to the three percent (3%) NSR retained by the owner of the mining claims leased to MMC and Area of Interest defined therein, subject to the Poker Flats Option Agreement.

The agreement further stipulates that:

a.	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to one hundred percent (100%) of the two percent (2%) NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere, and

b.	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to seventy five percent (75%) and MMC shall have the right to purchase up to twenty five percent (25%) of the three percent (3%) NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000.00) per NSR percentage point.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 2 – Mineral Properties (Continued)

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

At December 31, 2010, the Company impaired the Arbacoochee Gold Prospect and $104,027 was charged to operations.

Note 3 – Related Party Transactions

The Company issued Sphere 587,500 shares of the Company’s common stock and warrants to purchase an additional 287,475 shares to Sphere in connection with the option agreements on the Poker Flats and Ziggurat properties (See Note 2 – Mineral Properties).  Additionally, cash payments to Sphere of $175,000 were due and recorded as part of the Convertible Promissory Note.  Mr. Malcolm Stevens, the Company’s Chief Executive Officer, Director and Chairman, is also the Executive Chairman and President of Sphere Resources, Inc., a Canadian Corporation.

On September 7, 2011, the Company issued a $375,000 Secured Convertible Promissory Note (the “Note”) to Sphere maturing on September 30, 2011. The Note was interest bearing at the rate of 8% per annum and payable upon maturity.  The principal was comprised of the following:

●	$200,000 cash payments made by Sphere to the Company;
●	$57,750 due to Sphere pursuant to the Poker Flats Property (See Note 2 – Mineral Properties); and
●	$117,250 due to Sphere pursuant to the Ziggurat Property (See Note 2 – Mineral Properties).

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 3 – Related Party Transactions (continued)

The Company granted a security interest in substantially all of the assets of the Company as collateral for the Note.  The face amount of the note plus accrued interest was convertible into common stock of the Company at $0.02 per share, at the option of the holder.

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

The Company recognized the embedded beneficial conversion feature and the pro rata value of the commitment shares and warrants aggregated $374,999 and were accreted from the issuance date of the Note through maturity.  As of September 30, 2011, the maturity date of the Note, the entire beneficial conversion feature of $30,405, and discount accretion for the commitment shares and warrants, was recorded as interest expense.

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

As of March 31, 2012, Sphere advanced a total of $140,000 to the Company.  The advance has no repayment date and does not bear interest.

As of March 31, 2012, the Company is obligated to issue 50,000 shares of common stock to the Chief Financial Officer of the Company pursuant to an employment agreement.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

Note 4 – Stockholders’ Deficit

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of March 31, 2012, no options or stock awards have been granted.

As of March 31, 2012, the Company is obligated to issue 50,000 shares of its common stock to the Chief Financial Officer of the Company pursuant to an employment agreement. The fair value of these shares, totaling $25,000, was expensed and recorded in general and administrative expenses. These shares are disclosed as common stock issuable in the accompanying consolidated balance sheet.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 4 – Stockholders’ Deficit (Continue)

Warrants

On March 28, 2011, the Company issued warrants to purchase 349,975 shares of the Company’s common stock in connection with the option agreements for the Poker Flats and Ziggurat properties (See Note 2 – Mineral Properties).  These warrants have contractual lives of five years and were valued at a grant date fair value of $9.60 per warrant, or $3,359,760, using a Black-Scholes option pricing model with the following assumptions:

Stock price	$18.00
Contractual term	5 years
Expected volatility	87.6%
Risk free interest rate	0.81%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The risk free interest rate was based on the five year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

On September 7, 2011, the Company issued warrants to purchase 1,250,000 shares of the Company’s common stock to Sphere as a financing fee related to the Note.  These warrants have contractual lives of five years and were valued at a grant date fair value of $1.40 per warrant, or $1,750,000, using a Black-Scholes option pricing model with the following assumptions:

Stock price	$2.00
Contractual term	5 years
Expected volatility	84.7%
Risk free interest rate	0.92%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The risk free interest rate was based on the three year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

On March 1, 2012, the Company issued warrants to purchase 750,000 shares of the Company’s common stock to a consultant for services to be rendered (See Note 6 – Commitments and Contingencies).  These warrants have contractual lives of three years and were valued at a grant date fair value of $0.13 per warrant, or $97,500, using a Black-Scholes option pricing model with the following assumptions:

Stock price	$0.50
Contractual term	3 years
Expected volatility	77.7%
Risk free interest rate	0.43%
Dividend yield	0

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 4 – Stockholders’ Deficit (Continued)

Warrants (Continued)

The fair value of these warrants was expensed and recorded in general and administrative expenses.

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The risk free interest rate was based on the three year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

On March 8, 2012, the Company issued warrants to purchase 150,000 shares of the Company’s common stock to a consultant for services to be rendered (See Note 6 – Commitments and Contingencies).  These warrants have contractual lives of three years and were valued at a grant date fair value of $0.13 per warrant, or $19,500, using a Black-Scholes option pricing model with the following assumptions:

Stock price	$0.51
Contractual term	3 years
Expected volatility	77.7%
Risk free interest rate	0.44%
Dividend yield	0

Of the total fair value, $2,438 was expensed and recorded in general and administrative expenses. At March 31, 2012, $17,062 remains in prepaid expenses (December 31, 2011 – $nil). The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The risk free interest rate was based on the three year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

The following table summarizes warrant transactions for the year ended December 31, 2011 and three months ended March 31, 2012:

	Number of warrants	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at December 31, 2010	—	$—
Granted	1,599,975	$5.94

Outstanding at December 31, 2011	1,599,975	$5.94	4.59	$—
Granted	900,000	$1.40

Outstanding at March 31, 2012	2,499,975	$4.30	3.83	$—

Exercisable at March 31, 2012	2,499,975	$4.30	3.83	$—

Weighted Average Grant Date Fair Value		$2.09

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 5 – Settlement of Debt

On February 10, 2012, two parties, a consultant and a former employee of the Company, released the Company of remaining contractual amounts due to them totaling $75,000 which were recorded in accrued liabilities at December 31, 2011.

Note 6 – Commitments and Contingencies

See Note 2 – Mineral Properties.

On February 14, 2011, the Company entered into a 12 month lease agreement for its corporate offices in Scottsdale Arizona.  The lease is effective March 1, 2011, calls for monthly base rent payments of $2,900, and includes an option to extend the lease for an additional 12 months at the same base rent.

On March 1, 2012, the Company entered into a letter agreement (the “Letter Agreement”) with a financial advisor for assistance with raising equity and/or debt capital from investors (the “Transaction”), for the following consideration:

a)	Retainer: A retainer of a cashless exercise warrant to purchase 750,000 shares of common stock at an exercise price of the lowest of $1.40 per share, at the same price of those shares issued to management, or 85% of the common stock price at the next funding.
b)	Success Fee: A success fee, upon an investor introduced to the Company, equal to:
-	8.5% on any equity invested by an investor;
-	6% of any subordinated debt invested by an investor; and
-	warrants to purchase 10% of the securities issued or issuable to investors in the Transaction on the same terms and conditions.
c)	Reimburse the financial advisor for all expenses incurred.

On March 8, 2012, the Company entered into a consulting agreement (the “Consulting Agreement”) with a corporate advisor for assistance in the development of strategies and tactics to improve the Company’s external communication of its corporate strategy and asset value for the following consideration:

a)	Retainer: A retainer of a cashless exercise warrant to purchase 150,000 shares of common stock at an exercise price of the lowest of $1.40 per share, at the same price of those shares issued to management, or 85% of the common stock price at the next funding.
b)	Services Fee: A fee of $5,000 per day for each day that consultant provides the Company with the agreed services.
c)	Reimburse the consultant for all expenses incurred.

As of March 31, 2012, the Company is obligated to issue 50,000 shares of common stock to the Chief Financial Officer of the Company pursuant to an employment agreement.

Note 7 – Subsequent Events

On May 1, 2012, the Company issued 50,000 shares of common stock to the Chief Financial Officer of the Company pursuant to an employment agreement.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% Net Smelter Return (“NSR”) for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC.  The terms of the Agreement provide MMC the right to purchase each of the three percentage points of the NSR for a lump sum payment of $1,000,000 per percent at any time during the Agreement.  Upon exercise of the option, the Company shall have the right to purchase up to 75% of the 3% NSR and MMC shall have the right to purchase up to 25% of the 3% NSR.

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

On December 22, 2011, the Company, MMC and Sphere entered into an Agreement for Grant of NSR of its Poker Flats property.  Under this Agreement, the Company granted, conveyed and assigned to Sphere a two percent (2%) NSR, to be calculated in the same manner as the “Net Smelter Returns” defined in the Poker Flats Option Agreement, on its share of mineral production from the Poker Flats Property if and when there is production from the Poker Flats Property. This 2% NSR granted by the Company to Sphere on the Company's share of production from the Poker Flats Property is in addition to the three percent (3%) NSR retained by the owner of the mining claims leased to Mexivada and Area of Interest defined therein, subject to the Poker Flats Option Agreement.

The agreement further stipulates that:

a.	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to one hundred percent (100%) of the two percent (2%) NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere, and

b.	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to seventy five percent (75%) and MMC shall have the right to purchase up to twenty five percent (25%) of the three percent (3%) NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000.00) per NSR percentage point.

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

On December 22, 2011, the Company, MMC and Sphere entered into an Agreement for Grant of NSR of its Ziggurat property.  Under this Agreement, the Company grants, conveys and assigns to Sphere a two and one-half percent (2.5%) NSR and grants, conveys and assigns to MMC a one-half of one percent (0.5%) NSR on the Company's share of mineral production from the Ziggurat Property if and when there is production from the Ziggurat Property. It is the intent and understanding of the parties that the terms NSR and the term Exploration Expenditures shall have the same meanings and applications to the Ziggurat Property as those terms are defined and applied in the Poker Flats Option Agreement to the Poker Flats Property, notwithstanding any other verbal conversations between the parties.

The agreement further stipulates if and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to one hundred percent (100%) of the two and one-half percent (2.5%) NSR granted, conveyed and assigned by the Company to Sphere, under terms to be agreed upon by the parties.

The Ziggurat property is located approximately 22 kilometers north of Kinross Gold Corporation and Barrick Gold Corporation’s Round Mountain and Gold Hill gold mines in Nye County, Nevada.  The Ziggurat property began with 1,140 acres in the prolific Round Mountain-Northumberland Trend. The neighboring Northumberland mining project is located eight kilometers to the northeast of Ziggurat, and is owned by mining industry world leader Newmont Mining Corporation.  The Company has recently expanded Ziggurat to 6,800 acres and now holds an option for 75% majority ownership of this project.  Previous geophysical and geological interpretations indicate that the Ziggurat property has favorable characteristics for Carlin-style gold mineralization.  Since the property is situated in close proximity to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditures. Spartan's team is now conducting geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.  Once mapping and interpretations are completed, Spartan will proceed with the finalization of an updated NI 43-101 compliant technical report encompassing the entire property to better define future drilling and exploration targets.

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

Results of Operations

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and For the Period July 8, 2010 (Inception of Exploration Stage) to March 31, 2012

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to March 31, 2011 as we are still in the exploration stage.

Operating Expenses and Other Income

For the three months ended March 31, 2012 our total operating expenses were $286,168 compared to $15,407,030 for the three months ended March 31, 2011 resulting in a decrease of $15,120,862 The decrease is attributable to option payments (stock based compensation) on mineral properties of $15,059,760 and mineral exploration costs of $46,175 during the three months ended March 31, 2011 while no such costs were expended during the three months ended March 31, 2012, offset by an increase in mineral property expenditures of $36,560. General and administrative expenses decreased $51,487 due primarily to decreases in consulting, legal and professional fees of $53,698; stock compensation of $47,212; costs and fees associated with being a publicly-traded company of $18,536; and general office, travel and overhead expense of $31,979, offset by an increase of stock-based consulting expense of $99,938. During the three months ended March 31, 2012, a gain on the settlement of debt was realized in the amount of $75,000.

For the period from July 8, 2010 (inception of exploration stage) to March 31, 2012, total expenses and net loss were $17,873,363, composed of general and administrative expenses of $1,772,086, mineral exploration costs of $300,316, mineral property expenditures of $73,120, mineral property option payments of $15,319,760, impairment of mineral property costs of 104,027, and interest expense of 379,054, offset by a gain on the settlement of debts of $75,000.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2012, we funded our operations through advances from shareholders, while for the three months ended March 31, 2011 we funded our operations through financing activities consisting of private placements of equity securities with outside investors. Our principal use of funds during the three months ended March 31, 2012 has been for mineral property expenditures and general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2012 compared to the three months ended March 31, 2011

As of March 31, 2012, we had cash of $4,345 and deficit in working capital of $385,850.  The Company generated a negative cash flow from operations of $90,519 for the three months ended March 31, 2012 compared to cash used in operations of $345,119 for the three months ended March 31, 2011. The negative cash flow from operating activities for the three months ended March 31, 2012 is primarily attributable to the Company's net loss from operations of $211,168, offset by depreciation of $507, stock-based consulting fees of $99.938, stock issuable for services of $25,000, and net changes in operating assets and liabilities of $70,204, and increased by gain on settlement of debt of $75,000.  Cash used in operations for the three months ended March 31, 2011 is primarily attributable to the Company's net loss from operations of $15,407,030, offset by noncash mineral property expenditures (stock based compensation) of $15,059,760, stock issued for services of $72,212, depreciation of $254, and increased by changes in operating assets and liabilities of $70,315.

The decrease in investing activities is attributable the purchase of equipment of $6,089 during the three months ended March 31, 2011.

During the three months ended March 31, 2012, the Company received advances from Sphere Resources of $90,000. During the three months ended March 31, 2011, the Company raised $500,000 by issuing common stock to outside investors and spent $20,000 on deferred issuance costs.

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

On September 7, 2011, the company issued a $375,000 Secured Convertible Promissory Note (“Promissory Note”) to Sphere Resources Inc. (“Sphere”) for $200,000 of cash proceeds and conversion of the $175,000 due in connection with the March 28, 2011 Amendments to the Option and Mining Claim Acquisition Agreements dated December 22 and 27, 2010 for its Poker Flats and Ziggurat properties. The Promissory Note is secured by all of the assets and property of the Company, bears interest at 8 per annum, is due on or before March 31, 2012, and is convertible into shares of common stock of the Company at a conversion price of $0.001 per share.

Additionally, on September 7, 2011, the Company issued 1,250,000 restricted shares of its common stock and warrants to purchase an additional 1,250,000 restricted shares at $2.00 to Sphere in connection with the issuance of a $375,000 Promissory Note to Sphere.

As of September 30, 2011, the Company had not repaid the Promissory Note and was in default. On October 6, 2011 the Company received a demand letter from Sphere demanding payment of the principal and interest due by October 20, 2011. As the Company was unable to pay the Promissory Note of $375,000 plus accrued interest of $4,055, it agreed to convert the total amount owed of $379,055 into 18,952,774 shares of its restricted common stock, per the terms of the Promissory Note, on October 19, 2011.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended December 31, 2011 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K as filed on April 12, 2012, for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

As the Company is its exploration stage, no mining activities have occurred as of the date of this report.  Therefore, this item is not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2012	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2012	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)

