Form 10-Q
period 2012-06-30
Spartan Gold Ltd.
filed 2012-08-14
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of as of August 3, 2012 the registrant had 31,694,658 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

FORM 10-Q

JUNE 30, 2012

INDEX

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 and for the Period July 8, 2010 (Inception of Exploration Stage) to June 30, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and for the Period July 8, 2010 (Inception of Exploration Stage) to June 30, 2012 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23
Item 1.A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		24

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

Current assets:
Cash	$785	$4,864
Prepaid expenses (Note 5)	7,418	4,163

Total current assets	8,203	9,027

Property and equipment, net	3,299	4,313

Total assets	$11,502	$13,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$112,023	$54,235
Accrued expenses	302,803	221,981
Due to third party (Note 3)	50,000	–
Due to related parties (Note 4)	100,000	50,000

Total current liabilities	564,826	326,216

Other liabilities	–	–

Total liabilities	564,826	326,216

Commitments and contingencies (Note 7)

Stockholders' deficit (Note 5):
Common stock $.001 par value 1,000,000,000 shares authorized, 31,694,658 and 31,644,658 shares issued and outstanding, at June 30, 2012 and December 31, 2011, respectively	31,695	31,645
Additional paid-in capital	17,667,755	17,525,805
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(18,044,643)	(17,662,195)
Total stockholders' deficit	(553,324)	(312,876)

Total liabilities and stockholders' deficit	$11,502	$13,340

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period July 8, 2010 (Inception of Exploration Stage) to June 30,
	2012	2011	2012	2011	2012

Operating expenses:
General and administrative (Note 4)	$163,845	$310,995	$413,453	$612,090	$1,935,931
Mineral property impairment (Note 2)	–	–	–	–	104,027
Mineral property option payments (Note 2)	–	35,000	–	15,094,760	15,319,760
Mineral property expenditures (Note 2)	–	36,560	36,560	36,560	73,120
Mineral property exploration costs (Note 2)	7,435	145,037	7,435	191,212	307,751
Total operating expenses	171,280	527,592	457,448	15,934,622	17,740,589

Other income (expense):
Gain on settlement of debt (Note 6)	–	–	75,000	–	75,000
Interest expense	–	–	–	–	(379,054)

Net loss	$(171,280)	$(527,592)	$(382,448)	$(15,934,622)	$(18,044,643)

Net loss per share - Basic and diluted	$(0.01)	$(0.05)	$(0.01)	$(1.43)

Weighted average number of shares oustanding during the period - Basic and diluted	31,694,658	11,438,449	31,670,757	11,110,737

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,		For the Period July 8, 2010 (Inception of Exploration Stage) to June 30,
	2012	2011	2012

Cash flows used in operating activities:
Net loss	$(382,448)	$(15,934,622)	$(18,044,643)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,014	761	2,790
Stock-based compensation	109,582	–	109,582
Stock issued for services	25,000	180,530	680,148
Accretion of discount on secured convertible promissory note for commitment shares and warrants	–	–	344,594
Accretion of beneficial conversion feature on secured convertible promissory note	–	–	30,405
Interest accrued on secured convertible promissory note	–	–	4,055
Non-cash mineral property expenditures	–	15,059,760	15,234,760
Impairment of mineral rights	–	–	104,027
Gain on settlement of debt	(75,000)	–	(75,000)
Changes in operating assets and liabilities:
Prepaid expenses	4,163	(29,165)	–
Accounts payable	57,788	33,709	107,053
Accrued expenses	155,822	31,913	377,803
Net cash used in operating activities	(104,079)	(657,114)	(1,124,426)

Cash flows used in investing activities:
Purchase of property and equipment	–	(6,089)	(6,089)
Acquisition of mineral rights	–	–	(50,000)
Net cash used in investing activities	–	(6,089)	(56,089)

Cash flows from financing activities:
Advance from third party	50,000	–	50,000
Advances from related parties	50,000	–	100,000
Proceeds from issuance of note payable, related parties	–	–	200,000
Proceeds from sale of common stock	–	650,000	831,300
Net cash provided by financing activities	100,000	650,000	1,181,300

Net increase (decrease) in cash	(4,079)	(13,203)	785

Cash at beginning of period	4,864	21,834	–

Cash at end of period	$785	$8,631	$785

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended June 30,		For the Period July 8, 2010 (Inception of Exploration Stage) to June 30,
	2012	2011	2012
Non-cash investing and financing activities:

Warrants issued for prepaid consulting fees	$(19,500)	$–	$(19,500)
Additional paid in capital	$19,500	$–	$19,500

Stock issued for prepaid consulting services	$–	$(649,900)	$(649,900)
Common stock	$–	$50	$50
Additional paid in capital	$–	$649,850	$649,850

Conversion of secured convertible promissory note and accrued interest to common stock
Secured convertible promissory note	$–	$–	$(379,055)
Common stock	$–	$–	$18,953
Additional paid in capital on stock issued	$–	$–	$360,102

Conversion of related party payable to capital	$–	$–	$19,603
Additional paid in capital	$–	$–	$(19,603)

Value of mineral rights contributed to the Company	$–	$–	$(54,027)
Additional paid in capital	$–	$–	$54,027

Contribution of 19,792,500 shares of common stock to treasury by principal shareholder:	$–	$–	$(129,851)
Additional paid in capital	$–	$–	$129,851

Retirement and cancellation of 19,792,500 shares of common stock:
Common stock	$–	$–	$(19,793)
Treasury stock	$–	$–	$129,851
Deficit accumulated from prior operations	$–	$–	$(110,058)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

June 30, 2012

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

Exploration Stage Company

As of July 8, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.  For the period from September 6, 2007 (Inception) to July 8, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets.  To date, the Company's planned principal operations have not fully commenced.

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $382,448 for the six months ended June 30, 2012 and has incurred cumulative losses since inception of $18,252,774.  The Company has a stockholders’ deficit of $553,324 at June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 2 – Mineral Properties

For the six months ended June 30, 2012 and 2011, the Company has incurred $43,995 and $15,322,532 in mineral property costs which have been charged to operations.  A summary by property is as follows:

	Ziggurat Property	Poker Flats Property	Arbacoochee Gold Prospect	Total
Six Months Ended June 30, 2012
Impairment	$–	$–	$–	$–
Option payments	–	–	–	–
Property expenditures	–	36,560	–	36,560
Exploration costs	3,705	3,730	–	7,435
	$3,705	$40,290	$–	$43,995
Six Months Ended June 30, 2011
Impairment	$–	$–	$–	$–
Option payments	10,120,760	4,974,000	–	15,094,760
Property expenditures	–	36,560	–	36,560
Exploration costs	120,925	66,467	3,820	191,212
	$10,241,685	$5,077,027	$3,820	$15,322,532
From July 8, 2010 (Inception of Exploration Stage) to June 30, 2012
Impairment	$–	$–	$104,027	$104,027
Option payments	10,263,010	5,056,750	–	15,319,760
Property expenditures	–	73,120	–	73,120
Exploration costs	189,222	114,709	3,820	307,751
	$10,452,232	$5,244,579	$107,847	$15,804,658

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

June 30, 2012

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

As additional consideration, the Company was to register 25,000 and 6,250 shares owned by Sphere and MMC, respectively, upon the filing of an S-1 Registration Statement with the SEC by May 1, 2011. The failure of filing this S-1 would not result in any legal action to enforce this provision. As of June 30, 2012, the Company has not filed the S-1 Registration Statement and has not registered such shares.

Further, the Company paid $117,250 and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of Spartan obtaining financing of $2,000,000. As of June 30, 2012, the Company has neither filed an S-1 nor obtained such financing.

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

On December 22, 2011, the Company, MMC and Sphere entered into an Agreement for Grant of Net Smelter Royalty (“NSR”) of its Ziggurat property.  Under this Agreement, the Company grants, conveys and assigns to Sphere a two and one-half percent (2.5%) NSR and grants, conveys and assigns to MMC a one-half of one percent (0.5%) NSR on the Company's share of mineral production from the Ziggurat Property if and when there is production from the Ziggurat Property. It is the intent and understanding of the parties that the terms NSR and the term Exploration Expenditures shall have the same meanings and applications to the Ziggurat Property as those terms are defined and applied in the Poker Flats Option Agreement to the Poker Flats Property, notwithstanding any other verbal conversations between the parties.

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

June 30, 2012

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

As additional consideration, the Company was to register 25,000 and 6,250 shares of common stock owned by Sphere and MMC, respectively, upon the filing of a S-1 with the SEC by May 1, 2011. The failure of filing this S-1 would not result in any legal action to enforce this provision. As of June 30, 2012, the Company had not filed the S-1 and has not registered such shares.

Further, the Company paid $57,750 and $8,250 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of June 30, 2012, the Company has neither filed an S-1 nor obtained such financing.

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

June 30, 2012

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

On December 22, 2011, the Company, MMC and Sphere entered into an Agreement for Grant of NSR of its Poker Flats property.  Under this Agreement, the Company grants, conveys and assigns to Sphere a two percent (2%) NSR, to be calculated in the same manner as the “Net Smelter Returns” defined in the Poker Flats Option Agreement, on its share of mineral production from the Poker Flats Property if and when there is production from the Poker Flats Property. This 2% granted by the Company to Sphere on the Company's share of production from the Poker Flats Property is in addition to the three percent (3%) NSR retained by the owner of the mining claims leased to MMC and Area of Interest defined therein, subject to the Poker Flats Option Agreement.

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

June 30, 2012

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

At December 31, 2010, the Company impaired the Arbacoochee Gold Prospect and $104,027 was charged to operations.

Note 3 – Due to Third Party

As of June 30, 2012, a third party has advanced $50,000 to the Company.  The advance has no repayment date, is unsecured and does not bear interest.

Note 4 – Related Party Transactions

As of June 30, 2012, Sphere advanced a total of $90,000 (December 31, 2011 - $50,000) to the Company.  The advance has no repayment date and does not bear interest.

As of June 30, 2012, William Whitmore, the Company’s President, advanced $10,000 (December 31, 2011 - $nil) to the Company.  The advance has no repayment date and does not bear interest.

As of June 30, 2012, the Company has issued 50,000 shares of common stock to the Chief Financial Officer of the Company pursuant to an employment agreement.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

Note 5 – Stockholders’ Deficit

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of June 30, 2012, no options or stock awards have been granted.

Common Stock

As of June 30, 2012, the Company has issued 50,000 shares of common stock to the Chief Financial Officer of the Company pursuant to an employment agreement. The fair value of these shares, totaling $25,000, was expensed and recorded in general and administrative expenses.

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 5 – Stockholders’ Deficit (Continued)

Warrants

On March 1, 2012, the Company issued warrants to purchase 750,000 shares of the Company’s common stock to a consultant for services to be rendered (See Note 7 – Commitments and Contingencies).  These warrants have contractual lives of three years and were valued at a grant date fair value of $0.13 per warrant, or $97,500, using a Black-Scholes option pricing model with the following assumptions:

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

On March 8, 2012, the Company issued warrants to purchase 150,000 shares of the Company’s common stock to a consultant for services to be rendered (See Note 7 – Commitments and Contingencies).  These warrants have contractual lives of three years and were valued at a grant date fair value of $0.13 per warrant, or $19,500, using a Black-Scholes option pricing model with the following assumptions:

Stock price	$0.51
Contractual term	3 years
Expected volatility	77.7%
Risk free interest rate	0.44%
Dividend yield	0

Of the total fair value, $12,082 was expensed and recorded in general and administrative expenses. At June 30, 2012, $7,418 remains in prepaid expenses (December 31, 2011 – $nil). The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. The risk free interest rate was based on the three year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

The following table summarizes warrant transactions for the year ended December 31, 2011 and the six months ended June 30, 2012:

	Number of warrants	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at December 31, 2010		$–
Granted	1,599,975	$5.94

Outstanding at December 31, 2011	1,599,975	$5.94	4.59	$–
Granted	900,000	$1.40

Outstanding at June 30, 2012	2,499,975	$4.30	3.58	$–

Exercisable at June 30, 2012	2,499,975	$4.30	3.58	$–

Weighted Average Grant Date Fair Value		$2.09

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 6 – Settlement of Debt

On February 10, 2012, two parties, a consultant and a former employee of the Company, released the Company of remaining contractual amounts due to them totaling $75,000 which were recorded in accrued liabilities at December 31, 2011.

Note 7 – Commitments and Contingencies

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

Note 8 – Subsequent Events

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

Results of Operations

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues

The Company had no revenue for the three months ended June 30, 2012 and 2011 as we are still in the exploration stage.

Operating Expenses and Other Income

For the three months ended June 30, 2012 our total operating expenses were $171,280 compared to $527,592 for the three months ended June 30, 2011 resulting in a decrease of $356,312. The decrease is attributable to decreases in mineral property expenditures of $36,560, mineral property option costs of $35,000 and mineral exploration costs of $137,602. General and administrative expenses decreased $147,150 due primarily to decreases in consulting, legal and professional fees of $37,321; stock compensation of $98,674; general office, travel and overhead expense of $2,407; and employee compensation of $9,703, offset by increases in costs and fees associated with being a publicly-traded company of $955.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and For the Period July 8, 2010 (Inception of Exploration Stage) to June 30, 2012

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to June 30, 2012 as we are still in the exploration stage.

Operating Expenses and Other Income

For the six months ended June 30, 2012 our total operating expenses were $457,448 compared to $15,934,622 for the six months ended June 30, 2011 resulting in a decrease of $15,477,174 The decrease is attributable to option payments (stock based compensation) on mineral properties of $15,094,760 during the six months ended June 30, 2011 while no such costs were expended during the six months ended June 30, 2012, and a decrease in mineral exploration costs of $183,777. General and administrative expenses decreased $198,637 due primarily to decreases in consulting, legal and professional fees of $91,020; stock compensation of $45,948; costs and fees associated with being a publicly-traded company of $17,581; general office, travel and overhead expense of $27,676; and employee compensation of $16,412. During the six months ended June 30, 2012, a gain on the settlement of debt was realized in the amount of $75,000.

For the period from July 8, 2010 (inception of exploration stage) to June 30, 2012, total expenses and net loss were $18,044,643, composed of general and administrative expenses of $1,935,931, mineral exploration costs of $307,751, mineral property expenditures of $73,120, mineral property option payments of $15,319,760, impairment of mineral property costs of $104,027, and interest expense of $379,054, offset by a gain on the settlement of debts of $75,000.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2012, we funded our operations through advances from third parties, shareholders and officers, while for the six months ended June 30, 2011 we funded our operations through financing activities consisting of private placements of equity securities with outside investors. Our principal use of funds during the six months ended June 30, 2012 has been for mineral property expenditures and general corporate expenses.

Liquidity and Capital Resources during the six months ended June 30, 2012 compared to the six months ended June 30, 2011

As of June 30, 2012, we had cash of $785 and deficit in working capital of $556,623.  The Company generated a negative cash flow from operations of $104,079 for the six months ended June 30, 2012 compared to cash used in operations of $657,114 for the six months ended June 30, 2011. The negative cash flow from operating activities for the six months ended June 30, 2012 is primarily attributable to the Company's net loss from operations of $382,448, offset by depreciation of $1,014, stock-based consulting fees of $109.582, stock issued for services of $25,000, and net changes in operating assets and liabilities of $217,773, and increased by gain on settlement of debt of $75,000.  Cash used in operations for the six months ended June 30, 2011 is primarily attributable to the Company's net loss from operations of $15,934,622, offset by noncash mineral property expenditures (stock based compensation) of $15,059,760, stock issued for services of $180,530, depreciation of $761, and net changes in operating assets and liabilities of $36,457.

The decrease in investing activities is attributable the purchase of equipment of $6,089 during the six months ended June 30, 2011.

During the six months ended June 30, 2012, the Company received advances from Sphere Resources of $40,000, from its President of $10,000, and from a third party of $50,000. During the six months ended June 30, 2011, the Company raised $650,000 by issuing common stock to outside investors.

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

On September 7, 2011, the Company issued a $375,000 Secured Convertible Promissory Note (“Promissory Note”) to Sphere Resources Inc. (“Sphere”) for $200,000 of cash proceeds and conversion of the $175,000 due in connection with the March 28, 2011 Amendments to the Option and Mining Claim Acquisition Agreements dated December 22 and 27, 2010 for its Poker Flats and Ziggurat properties. The Promissory Note is secured by all of the assets and property of the Company, bears interest at 8 per annum, is due on or before June 30, 2012, and is convertible into shares of common stock of the Company at a conversion price of $0.001 per share.

Additionally, on September 7, 2011, the Company issued 1,250,000 restricted shares of its common stock and warrants to purchase an additional 1,250,000 restricted shares at $2.00 to Sphere in connection with the issuance of the $375,000 Promissory Note to Sphere.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2012, pursuant to an employment agreement, the Company issued 50,000 shares of the Company’s common stock to its Chief Financial Officer. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

As the Company is its exploration stage, no mining activities have occurred as of the date of this report.  Therefore, this item is not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Schema Document*
Exhibit 101.CAL	XBRL Calculation Linkbase Document*
Exhibit 101.DEF	XBRL Definition Linkbase Document*
Exhibit 101.LAB	XBRL Label Linkbase Document*
Exhibit 101.PRE	XBRL Presentation Linkbase Document*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)

