Form 10-Q
period 2012-09-30
Spartan Gold Ltd.
filed 2012-11-19
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 001-34996

SPARTAN GOLD LTD.

(Exact name of registrant as specified in its charter)

Nevada	27-3726384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

122 Fourth Ave., Suite 103 Indialantic, FL	32903
(Address of principal executive offices)	(Zip Code)

(480) 477-1585

 (Registrant’s telephone number, including area code)

13951 N. Scottsdale Rd., Suite 233, Scottsdale, AZ 85254

(Former address)

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

As of as of November 12, 2012 the registrant had 31,694,658 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

FORM 10-Q

SEPTEMBER 30, 2012

INDEX

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Period July 8, 2010 (Inception of Exploration Stage) to September 30, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Period July 8, 2010 (Inception of Exploration Stage) to September 30, 2012 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23
Item 1.A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		25

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash	$5,893	$4,864
Prepaid expenses	–	4,163

Total current assets	5,893	9,027

Property and equipment, net	2,792	4,313

Total assets	$8,685	$13,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$132,337	$54,235
Accrued expenses	380,663	221,981
Due to third parties, net (Note 3)	91,347	–
Due to related parties (Note 4)	91,640	50,000

Total current liabilities	695,987	326,216

Other liabilities	–	–

Total liabilities	695,987	326,216

Commitments and contingencies (Note 7)

Stockholders' deficit (Note 5):
Common stock $.001 par value 1,000,000,000 shares authorized, 31,694,658 and 31,644,658 shares issued and outstanding, at September 30, 2012 and December 31, 2011, respectively	31,695	31,645
Additional paid-in capital	17,729,774	17,525,805
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(18,240,640)	(17,662,195)
Total stockholders' deficit	(687,302)	(312,876)

Total liabilities and stockholders' deficit	$8,685	$13,340

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period July 8, 2010 (Inception of Exploration Stage) to September 30,
	2012	2011	2012	2011	2012

Operating expenses:
General and administrative (Notes 4 and 5)	$115,154	$274,139	$528,607	$886,229	$2,051,085
Mineral property impairment (Note 2)	–	–	–	–	104,027
Mineral property option payments (Note 2)	–	200,000	–	15,294,760	15,319,760
Mineral property expenditures (Note 2)	–	–	36,560	36,560	73,120
Mineral property exploration costs (Note 2)	39,497	47,165	46,932	238,377	347,248
Total operating expenses	154,651	521,304	612,099	16,455,926	17,895,240

Other income (expense):
Gain on settlement of debt (Note 6)	–	–	75,000	–	75,000
Interest expense (Note 3)	(41,346)	(377,493)	(41,346)	(377,493)	(420,400)

Net loss	$(195,997)	$(898,797)	$(578,445)	$(16,833,419)	$(18,240,640)

Net loss per share - Basic and diluted	$(0.01)	$(0.08)	$(0.02)	$(1.49)

Weighted average number of shares oustanding during the period -
Basic and diluted	31,694,658	11,754,383	31,678,782	11,332,222

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,		For the Period July 8, 2010 (Inception of Exploration Stage) to September 30,
	2012	2011	2012

Cash flows used in operating activities:
Net loss	$(578,445)	$(16,833,419)	$(18,240,640)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,521	1,269	3,297
Stock-based compensation	117,000	–	117,000
Stock issued for services	25,000	288,848	680,148
Accretion of discount on secured convertible promissory note for commitment shares and warrants	–	344,594	344,594
Accretion of beneficial conversion feature on secured convertible promissory notes and loans	41,346	30,405	71,751
Interest accrued on secured convertible promissory note	–	2,494	4,055
Non-cash mineral property expenditures	–	15,259,760	15,234,760
Impairment of mineral rights	–	–	104,027
Gain on settlement of debt	(75,000)	–	(75,000)
Changes in operating assets and liabilities:
Prepaid expenses	4,163	(16,664)	–
Accounts payable	78,102	7,074	127,367
Accrued expenses	233,682	105,360	455,663
Net cash used in operating activities	(152,631)	(810,279)	(1,172,978)

Cash flows used in investing activities:
Purchase of property and equipment	–	(6,089)	(6,089)
Acquisition of mineral rights	–	–	(50,000)
Net cash used in investing activities	–	(6,089)	(56,089)

Cash flows from financing activities:
Advances from third parties	112,020	–	112,020
Advances from related parties	59,000	–	109,000
Payments to related parties	(17,360)	–	(17,360)
Proceeds from issuance of note payable, related parties	–	200,000	200,000
Proceeds from sale of common stock	–	650,000	831,300
Net cash provided by financing activities	153,660	850,000	1,234,960

Net increase in cash	1,029	33,632	5,893

Cash at beginning of period	4,864	21,834	–

Cash at end of period	$5,893	$55,466	$5,893

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended September 30,		For the Period July 8, 2010 (Inception of Exploration Stage) to September 30,
	2012	2011	2012

Non-cash investing and financing activities:

Benefical conversion feature on secured loan	$(62,019)	$–	$(62,019)
Additional paid in capital	$62,019	$–	$62,019

Stock issued for prepaid consulting services	$–	$(649,900)	$(649,900)
Common stock	$–	$50	$50
Additional paid in capital	$–	$649,850	$649,850

Conversion of secured convertible promissory note and accrued interest to common stock
Secured convertible promissory note	$–	$–	$(379,055)
Common stock	$–	$–	$18,953
Additional paid in capital on stock issued	$–	$–	$360,102

Conversion of related party payable to capital	$–	$–	$19,603
Additional paid in capital	$–	$–	$(19,603)

Value of mineral rights contributed to the Company	$–	$–	$(54,027)
Additional paid in capital	$–	$–	$54,027

Contribution of 19,792,500 shares of common stock to treasury by principal shareholder:	$–	$–	$(129,851)
Additional paid in capital	$–	$–	$129,851

Retirement and cancellation of 19,792,500 shares of common stock:
Common stock	$–	$–	$(19,793)
Treasury stock	$–	$–	$129,851
Deficit accumulated from prior operations	$–	$–	$(110,058)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

September 30, 2012

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

These unaudited financial statements should be read in conjunction with the 2011 annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 12, 2012.

Reclassifications

Certain items on the 2011 statement of operations and statement of cash flows have been reclassified to conform to current period presentation.

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

September 30, 2012

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $578,445 for the nine months ended September 30, 2012 and has incurred cumulative losses since inception of $18,448,771.  The Company has a stockholders’ deficit of $687,302 at September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 2 – Mineral Properties

For the nine months ended September 30, 2012 and 2011, the Company has incurred $83,492 and $15,569,697 in mineral property costs which have been charged to operations.  A summary by property is as follows:

	Ziggurat	Poker Flats	Arbacoochee
	Property	Property	Gold Prospect	Total

Nine Months Ended September 30, 2012

Impairment	$–	$–	$–	$–

Option payments	–	–	–	–

Property expenditures	–	36,560	–	36,560

Exploration costs	30,321	16,611	–	46,932

	$30,321	$53,171	$–	$83,492

Nine Months Ended September 30, 2011

Impairment	$–	$–	$–	$–

Option payments	10,263,010	5,031,750	–	15,294,760

Property expenditures	–	36,560	–	36,560

Exploration costs	160,878	73,679	3,820	238,377

	$10,423,888	$5,141,989	$3,820	$15,569,697

From July 8, 2010 (Inception of Exploration Stage) to September 30, 2012

Impairment	$–	$–	$104,027	$104,027

Option payments	10,263,010	5,056,750	–	15,319,760

Property expenditures	–	73,120	–	73,120

Exploration costs	215,838	127,590	3,820	347,248

	$10,478,848	$5,257,460	$107,847	$15,844,155

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

September 30, 2012

(unaudited)

Note 2 – Mineral Properties (Continued)

Ziggurat Property (Continued)

On March 28, 2011, the Option Agreement was amended pursuant to a Memorandum of Understanding dated March 9, 2011, such that Sphere’s option to acquire an interest in the Ziggurat property was cancelled and the Company was granted the option to acquire up to a 75% interest for the following consideration:

●	Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;
●	Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
●	Payment of $35,000 to MMC by May 27, 2011 (paid);
●	Payment of $25,000 to MMC by December 22, 2012; and
●	Payment of $25,000 to MMC by December 22, 2013.

As additional consideration, the Company was to register 25,000 and 6,250 shares owned by Sphere and MMC, respectively, upon the filing of an S-1 Registration Statement with the SEC by May 1, 2011. The failure of filing this S-1 would not result in any legal action to enforce this provision. As of September 30, 2012, the Company has not filed the S-1 Registration Statement and has not registered such shares.

Further, the Company paid $117,250 and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of Spartan obtaining financing of $2,000,000. As of September 30, 2012, the Company has neither filed an S-1 nor obtained such financing.

The Company will be considered to have acquired a 51% interest in the Ziggurat property by incurring exploration expenditures of $1,500,000 on or before March 28, 2014 and may acquire an additional 24% by incurring an additional $1,000,000 and completing a mining prefeasibility study on or before March 28, 2016.

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

September 30, 2012

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

As additional consideration, the Company was to register 25,000 and 6,250 shares of common stock owned by Sphere and MMC, respectively, upon the filing of a S-1 with the SEC by May 1, 2011. The failure of filing this S-1 would not result in any legal action to enforce this provision. As of September 30, 2012, the Company had not filed the S-1 and has not registered such shares.

Further, the Company paid $57,750 and $8,250 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of September 30, 2012, the Company has neither filed an S-1 nor obtained such financing.

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

September 30, 2012

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

b.	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to seventy five percent (75%) and MMC shall have the right to purchase up to twenty five percent (25%) of the three percent (3%) NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point.

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

At December 31, 2010, the Company impaired the Arbacoochee Gold Prospect and $104,027 was charged to operations.

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 3 – Due to Third Party

As of September 30, 2012, a third party has advanced $50,000 to the Company.  The advance has no repayment date, is unsecured and does not bear interest.

On August 31, 2012, the Company entered into a Memorandum of Understanding (“MOU”) with Tamimi Investments and Mining Co. (“TIMCO”), a Cyprus corporation. Under the MOU, TIMCO will subscribe to a $2,000,000 private placement of the Company’s common stock at $0.05 per share (40,000,000 shares). TIMCO will receive warrants to purchase an additional 30,000,000 shares within two years from the date of closing at an exercise price of $0.10 per share. In connection with the subscription, TIMCO will receive a facilitation fee consisting of a 5% of the placement amount in cash, 2.5 million common shares of the Company’s stock, and warrants to purchase an additional 2.5 million shares at $0.10 per share. The Company and TIMCO are presently performing due diligence and negotiating final definitive agreements.

Also on August 31, 2012, as a condition of the MOU, the Company entered into a convertible secured loan with TIMCO and received $62,020. The loan is secured by, and convertible into, 1,240,400 shares of the Company’s common stock. The loan does not bear interest and is convertible at the end of the due diligence period. The loan is discounted by the value of its beneficial conversion feature of $62,019, of which, $41,346 has been accreted as interest expense for the nine months ended September 30, 2012. The outstanding balance of the loan, net of discount, at September 30, 2012 is $41,347.

Note 4 – Related Party Transactions

As of September 30, 2012, Sphere advanced a total of $90,000 and the Company has repaid $17,360 for a balance of $72,640 (December 31, 2011 - $50,000) to the Company.  The advance has no repayment date and does not bear interest.

As of September 30, 2012, William Whitmore, the Company’s President, advanced $19,000 (December 31, 2011 - $nil) to the Company.  The advance has no repayment date and does not bear interest.

On September 1, 2012, the Company moved its corporate office and entered into a month-to-month lease agreement with a company owned by its Chief Financial Officer for $1,000 per month.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

Note 5 – Stockholders’ Deficit

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of September 30, 2012, no options or stock awards have been granted.

Common Stock

As of September 30, 2012, the Company has issued 50,000 shares of common stock to the Chief Financial Officer of the Company pursuant to an employment agreement. The fair value of these shares, totaling $25,000, was expensed and recorded in general and administrative expenses.

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

September 30, 2012

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

The following table summarizes warrant transactions for the year ended December 31, 2011 and the nine months ended September 30, 2012:

	Number of warrants	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at December 31, 2010	–	$–
Granted	1,599,975	$5.94

Outstanding at December 31, 2011	1,599,975	$5.94	4.59	$–
Granted	900,000	$1.40

Outstanding at September 30, 2012	2,499,975	$4.30	3.33	$–

Exercisable at September 30, 2012	2,499,975	$4.30	3.33	$–

Weighted Average Grant Date Fair Value		$2.09

SPARTAN GOLD LTD.

 (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 6 – Settlement of Debt

On February 10, 2012, two parties, a consultant and a former employee of the Company, released the Company of remaining contractual amounts due to them totaling $75,000 which were recorded in accrued liabilities at December 31, 2011.

Note 7 – Commitments and Contingencies

See Note 2 – Mineral Properties.

On February 14, 2011, the Company entered into a 12 month lease agreement for its corporate offices in Scottsdale Arizona.  The lease is effective March 1, 2011, calls for monthly base rent payments of $2,900, and includes an option to extend the lease for an additional 12 months at the same base rent. As of September 1, 2012, the Company was released from any further lease obligations by the landlord and moved its corporate office. The new office is leased from a company owned by its Chief Financial Officer for $1,000 per month on a month-to-month basis.

On March 1, 2012, the Company entered into a letter agreement (the “Letter Agreement”) with a financial advisor for assistance with raising equity and/or debt capital from investors (the “Transaction”), which may be terminated upon five day’s notice by either party, for the following consideration:

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

On March 8, 2012, the Company entered into a consulting agreement (the “Consulting Agreement”) with a corporate advisor for assistance in the development of strategies and tactics to improve the Company’s external communication of its corporate strategy and asset value, for a term of six months, for the following consideration:

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

b.	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to seventy five percent (75%) and MMC shall have the right to purchase up to twenty five percent (25%) of the three percent (3%) NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point.

Poker Flats is located approximately 20 miles south-southwest of Elko, Nevada in the Carlin-Rain Trend.  Poker Flats began with 500 acres in the Carlin region which is home to some of the world's leaders in the mining industry.  Neighboring mining projects north and south of Poker Flats include Newmont Mining Corporation, Gold Standard Ventures Corporation, and Premier Gold Mines Limited.  The company previously expanded Poker Flats to 3,600 acres, which has recently been reduced to 3,120 acres, and now holds an option for 75% majority ownership of this project.  The geological mapping process is under way and an updated NI 43-101 report was completed on November 22, 2011.  The new claim blocks and private mineral rights now included in the Poker Flats project are surrounded by Newmont Mining Corporation's Emigrant project on the northern border and several other productive projects including Newmont's Rain-Tess and Emigrant Mines, Premier Gold Mines Limited's Saddle gold prospect and Gold Standard Ventures Corporations' Railroad gold project.  The Company’s team is now conducting geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.  Once mapping and interpretations are completed, we will proceed with the finalization of an updated NI 43-101 compliant technical report encompassing the entire property that includes the private mineral rights to better define future drilling and exploration targets.

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

Ziggurat Property

On December 27, 2010, we entered into an Option and Mining Claim Acquisition Agreement between MMC (the “Optionor”) and Sphere.  The agreement was amended on March 28 2011.  MMC is the owner of a 100% interest in 227 lode mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Prospect.  Under the terms of the agreement, the optionor has agreed to grant to Optionee a 70%, which was amended to 75%, interest in and to the property mineral rights free and clear of all charges, encumbrances and claims under the following terms and conditions: (a) Optionee will acquire a 51% interest in the property upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by Spartan, and (b) Optionee will acquire an additional 24% interest in the property upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement.  Such additional expenditures and mining feasibility study were to be incurred and paid by Sphere.  Under the amendment, the Company will be obligated to pay these additional expenditures.

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

The Ziggurat property is located approximately 22 kilometers north of Kinross Gold Corporation and Barrick Gold Corporation’s Round Mountain and Gold Hill gold mines in Nye County, Nevada.  The Ziggurat property began with 1,140 acres in the prolific Round Mountain-Northumberland Trend. The neighboring Northumberland mining project is located eight kilometers to the northeast of Ziggurat, and is owned by mining industry world leader Newmont Mining Corporation.  The Company previously expanded Ziggurat to 6,860 acres, which has recently been reduced to 4,540 acres, and now holds an option for 75% majority ownership of this project.  Previous geophysical and geological interpretations indicate that the Ziggurat property has favorable characteristics for Carlin-style gold mineralization.  Since the property is situated in close proximity to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditures. Spartan's team is now conducting geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.  Once mapping and interpretations are completed, Spartan will proceed with the finalization of an updated NI 43-101 compliant technical report encompassing the entire property to better define future drilling and exploration targets.

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

Results of Operations

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues

The Company had no revenue for the three months ended September 30, 2012 and 2011 as we are still in the exploration stage.

Operating Expenses and Other Income

For the three months ended September 30, 2012 our total operating expenses were $154,651 compared to $521,304 for the three months ended September 30, 2011 resulting in a decrease of $366,653. The decrease is attributable to decreases in mineral property option costs of $200,000 and mineral exploration costs of $7,668. General and administrative expenses decreased $158,985 due primarily to decreases in consulting, legal and professional fees of $44,751; stock compensation of $100,900; and employee compensation of $3,192, offset by increases in general office, travel and overhead expense of $2,102; costs and fees associated with being a publicly-traded company of $3,330. Interest expense was $41,346 for the three months ended September 30, 2012 compared to $377,493 for the three months ended September 30, 2011.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and For the Period July 8, 2010 (Inception of Exploration Stage) to September 30, 2012

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to September 30, 2012 as we are still in the exploration stage.

Operating Expenses and Other Income

For the nine months ended September 30, 2012 our total operating expenses were $612,099 compared to $16,455,926 for the nine months ended September 30, 2011 resulting in a decrease of $15,843,827 The decrease is attributable to option payments (including stock based compensation of $15,094,760) on mineral properties of $15,294,760 during the nine months ended September 30, 2011 while no such costs were expended during the nine months ended September 30, 2012, and a decrease in mineral exploration costs of $191,445. General and administrative expenses decreased $357,622 due primarily to decreases in consulting, legal and professional fees of $135,771; stock compensation of $146,848; costs and fees associated with being a publicly-traded company of $14,251; general office, travel and overhead expense of $25,574; and employee compensation of $19,605. During the nine months ended September 30, 2012, a gain on the settlement of debt was realized in the amount of $75,000, offset by interest expense of $41,346, while interest expense of $377,493 was incurred during the nine months ended September 30, 2011.

For the period from July 8, 2010 (inception of exploration stage) to September 30, 2012, total expenses and net loss were $18,240,640, composed of general and administrative expenses of $2,051,085, mineral exploration costs of $347,248, mineral property expenditures of $73,120, mineral property option payments of $15,319,760, impairment of mineral property costs of $104,027, and interest expense of $420,400, offset by a gain on the settlement of debts of $75,000.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2012, we funded our operations through advances from third parties, shareholders and officers, while for the nine months ended September 30, 2011 we funded our operations through financing activities consisting of private placements of equity securities with outside investors and the issuance of a secured convertible note payable to a related party. Our principal use of funds during the nine months ended September 30, 2012 has been for mineral property expenditures and general corporate expenses.

Liquidity and Capital Resources during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

As of September 30, 2012, we had cash of $5,893 and deficit in working capital of $690,094.  The Company generated a negative cash flow from operations of $152,631 for the nine months ended September 30, 2012 compared to cash used in operations of $810,279 for the nine months ended September 30, 2011. The negative cash flow from operating activities for the nine months ended September 30, 2012 is primarily attributable to the Company's net loss from operations of $578,445, offset by depreciation of $1,521, stock-based consulting fees of $117.000, stock issued for services of $25,000, accretion of beneficial conversion feature on secured convertible loan of $41,346 and net changes in operating assets and liabilities of $315,947, and increased by gain on settlement of debt of $75,000.  Cash used in operations for the nine months ended September 30, 2011 is primarily attributable to the Company's net loss from operations of $16,833,419, offset by noncash mineral property expenditures (primarily stock based compensation) of $15,259,760, stock issued for services of $288,848, depreciation of $1,269, accretion of discount to note payable for stock and warrants issued of $374,999, interest accrued on note payable of $2,494, and net changes in operating assets and liabilities of $95,770.

The decrease in investing activities is attributable the purchase of equipment of $6,089 during the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, the Company received advances from Sphere of $40,000, from its President of $19,000, from a potential investor of $62,020 and from a third party of $50,000, while repaying $17,360 to Sphere. During the nine months ended September 30, 2011, the Company raised $650,000 by issuing common stock to outside investors and received $200,000 in proceeds from the issuance of a note payable to Sphere.

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

On August 31, 2012, the Company entered into a Memorandum of Understanding (“MOU”) with Tamimi Investments and Mining Co. (“TIMCO”), a Cyprus company. Under the MOU, TIMCO will subscribe to a $2,000,000 private placement of the Company’s common stock at $0.05 per share (40,000,000 shares). TIMCO will receive warrants to purchase an additional 30,000,000 shares within two years from the date of closing at an exercise price of $0.10 per share. In connection with the subscription, TIMCO will receive a facilitation fee consisting of a 5% of the placement amount in cash, 2.5 million common shares of the Company’s stock, and warrants to purchase an additional 2.5 million shares at $0.10 per share. The Company and TIMCO are presently performing due diligence and negotiating final definitive agreements.

Also on August 31, 2012, as a condition of the MOU, the Company entered into a convertible secured loan with TIMCO and received $62,020. The loan is secured by, and convertible into, 1,240,400 shares of the Company’s common stock. The loan does not bear interest and is convertible at the end of the due diligence period.

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

Date: November 19, 2012	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2012	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)

