Form 10-K
period 2012-12-31
Spartan Gold Ltd.
filed 2013-04-15
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

_______________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 001-34996

______________________________________________

SPARTAN GOLD LTD.

(Exact name of registrant as specified in its charter)

___________________________________________

Nevada	27-3726384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

122 Fourth Avenue, Suite 103 Indialantic, FL	32903
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (480) 477-1585

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

Large Accelerated Filer  ☐      Accelerated Filer  ☐       Non-Accelerated Filer  ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,100,660, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.15. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of March 31, 2013 the registrant had 42,085,944 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

i

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

ii

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

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd. The Company adopted a new strategic plan of gold exploration, development and mining.

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

Additionally, we are currently identifying other acquisition opportunities.

Mineral Properties

Currently, we have completed two Option and Mining Claim Agreements to the mineral rights on two properties in the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada and own the mineral rights to one property in the northeast region of Alabama. A description of each property is summarized below:

Poker Flats Property

On December 22, 2010, we entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC” or the “Optionor”) and Sphere Resources, Inc. (“Sphere”). The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in 64 lode mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property.  Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $250,000 and completing and delivering to the Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,
•	The Company has paid to Optionor $25,000 upon executing the Option Agreement,
•	Sphere has issued to Optionor 350,000 shares of Sphere Resources, Inc. common stock,
•	Sphere will issue to Optionor an additional 150,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
•	Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% Net Smelter Return (“NSR”) production royalty for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC and a 2% NSR to Sphere,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 100% of the 2% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property. Under the terms of the Agreement, Tomera grants, lets and leases exclusively to Spartan Gold the property, together will all ores and minerals of every kind, except geothermal resources, coal and oil and gas and other hydrocarbons, water and sand and gravel, in, or under the property, with the exclusive right to prospect and explore for, mine by any method now known or hereafter discovered, process, mill, prepare for market, store, sell, and dispose of the same; and together with all such rights-of-way and easements to the extent owned by Tomera, if any, through, over, on or appertaining to the property. The property initially contains 1,760 net mineral acres and may be modified to increase or decrease over time at the option of the Company.

Poker Flats is located approximately 20 miles south-southwest of Elko, Nevada in the Carlin-Rain Trend.  Poker Flats began with 500 acres in the Carlin region which is home to some of the world's leaders in the mining industry.  Neighboring mining projects north and south of Poker Flats include Newmont Mining Corporation, Gold Standard Ventures Corporation, and Premier Gold Mines Limited.  The Company expanded Poker Flats to 3,600 acres in 2011, which was reduced to 3,040 acres in October, 2012, and now holds an option for 75% majority ownership of this project.  The geological mapping process is under way and an updated NI 43-101 report was completed on November 22, 2011.  The new claim blocks and private mineral rights now included in the Poker Flats project are surrounded by Newmont Mining Corporation's Emigrant project on the northern border and several other productive projects including Newmont's Rain-Tess and Emigrant Mines, Premier Gold Mines Limited's Saddle gold prospect and Gold Standard Ventures Corporations' Railroad gold project.  The Company’s team has completed geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.

Additional geophysical, drilling and geological work is planned at Poker Flats under a two-phase exploration program. Since the property is situated adjacent to other current gold mining properties such as Pinon and Railroad, and as the mineralization appears similar to those at Newmont's Emigrant and Rain Mines and at the Railroad deposit, additional exploration expenditures are justified for the Poker Flats property.

The exploration goal at the Poker Flats prospect is to identify a 500,000 to 1,000,000 ounce open-pit gold mining resource. A major mining project is currently being developed by Newmont Mining Corporation immediately north of the Poker Flats prospects.

Ziggurat Property

On December 27, 2010, we entered into an Option and Mining Claim Acquisition Agreement between MMC (the “Optionor”) and Sphere.  The agreement was amended on March 28 2011.  The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in 227 lode mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to the Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,
•	The Company has paid to Optionor $25,000 upon executing the Option Agreement,
•	The Company has paid to Optionor $35,000 in 2011,
•	The Company shall pay to Optionor $25,000 on or before the second anniversary date of the Agreement ($5,000 paid as of December 31, 2012),
•	The Company shall pay to Optionor $25,000 on or before the third anniversary date of the Agreement,
•	Sphere has issued to Optionor 550,000 shares of Sphere Resources, Inc. common stock,
•	Sphere will issue to Optionor an additional 250,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
•	The Company granted a 2.5% NSR for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

The Ziggurat property is located approximately 22 kilometers north of Kinross Gold Corporation and Barrick Gold Corporation’s Round Mountain and Gold Hill gold mines in Nye County, Nevada.  The Ziggurat property began with 1,140 acres in the prolific Round Mountain-Northumberland Trend. The neighboring Northumberland mining project is located eight kilometers to the northeast of Ziggurat, and is owned by mining industry world leader Newmont Mining Corporation.  The Company previously expanded Ziggurat to 6,860 acres in 2011, which was reduced to 4,540 acres in September 2012, and now holds an option for 75% majority ownership of this project.  Previous geophysical and geological interpretations indicate that the Ziggurat property has favorable characteristics for Carlin-style gold mineralization.  Since the property is situated in close proximity to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditures. Spartan's team has completed geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.

Additional geophysical, drilling and geological work is planned under a two-phase exploration program. Since the property is situated adjacent to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditure.

The exploration goal at the Ziggurat Property is to identify a multi-million ounce open-pit gold mining resource. Major mining projects are currently operated by Barrick Gold Corporation and Newmont Mining Corporation which exist both south and north of the Ziggurat Property, respectively.

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

Employees

As of December 31, 2012, the Company has five employees.

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

Our auditor's report on our 2012 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "December 31, 2012 Audited Financial Statements."

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 “Compensation, Stock Compensation” (“Topic No. 718”) became effective which requires us to expense stock options at fair value effective January 1, 2006. Under Topic No. 718, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  For the year ended December 31, 2012, 4,000,000 options were granted resulting in compensation expense of $80,000. Any future issuances of stock options will cause additional compensation expense to be recognized.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal offices are located at 122 Fourth Avenue, Suite 103, Indialantic, FL 32903. This office space is used by the Company’s executive management team and is approximately 275 square feet. The office space is leased for approximately $1,000 per month on a month-to-month basis.   The Company believes that the current facilities are suitable for its current needs.

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

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "SPAG.QB". As of December 31, 2012, the Company’s common stock was held by 220 shareholders of record, which does not include shares that are held in street or nominee name.

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

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2011
	High	Low	High	Low
First Quarter	$1.80	$0.20	$20.00	$9.94
Second Quarter	$0.93	$0.15	$18.00	$2.00
Third Quarter	$0.16	$0.06	$3.20	$1.60
Fourth Quarter	$0.40	$0.03	$2.38	$1.00

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.001per share. The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
•	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

Securities authorized for issuance under equity compensation plans

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers. The Plan was approved by a majority of stockholders of the Company on April 13, 2012.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of the date of this report options to purchase 4,000,000 shares of common stock have been granted to the Company’s officers.

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

Additionally, we are currently identifying other acquisition opportunities.

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report. The preparation of the financial statements in accordance with accounting principles generally accepted in the Unites States (“U.S. GAAP”) requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Significant accounting policies, including areas of critical management judgments and estimates, include the following:

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

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers. The Plan was approved by a majority of stockholders of the Company on April 13, 2012.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of the date of this report options to purchase 4,000,000 shares of common stock have been granted to the Company’s officers.

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

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011 and For the Period July 8, 2010 (Inception of Exploration Stage) to December 31, 2012

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to December 31, 2012 as we are still in the exploration stage.

Operating and Other Expenses

For the year ended December 31, 2012 our total operating expenses were $805,526 compared to $16,995,059 for the year ended December 31, 2011 resulting in a decrease of $16,189,533.  The decrease is attributable to option payments (primarily stock based compensation in the amount of $15,059,760) on mineral properties of $15,269,760 for the year ended December 31, 2011 compared to option payments of $25,000 for the year ended December 31, 2012, mineral property expenditures of $56,560 and mineral exploration costs of $20,417 for the year ended December 31, 2012 compared to mineral property expenditures of $36,560 and mineral exploration costs of $300,316 for the year ended December 31, 2011. General and administrative expenses decreased $684,874 due primarily to decreases consulting, legal and professional fees of $195,458; stock based compensation of $414,733; costs and fees associated with being a publicly-traded company of $24,407; and general office, travel and overhead expense of $26,500.

We incurred $62,019 of interest expense for the year ended December 31, 2012, consisting of the accretion of loan discounts, compared to $379,054 of interest expense for the year ended December 31, 2011, primarily consisting of the accretion of discounts of common stock and warrants issued in connection with a promissory note totaling $374,999. For the year ended December 31, 2012, a gain on the settlement of debt was realized in the amount of $75,000. As a result, net loss was $792,545 for the year ended December 31, 2012 compared to $17,374,113 for the year ended December 31, 2011.

For the period from July 8, 2010 (inception of exploration stage) to December 31, 2012, total expenses and net loss were $18,454,740, composed of general and administrative expenses of $2,226,027, mineral exploration costs of $320,733, mineral property expenditures of $93,120, mineral property option payments of $15,344,760, impairment of mineral property costs of 104,027, gain on the settlement of debt of $75,000 and interest expense of $441,073.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2012 and 2011, we funded our operations through loans from shareholders and officers and third parties, while for the year ended December 31, 2011 we also funded our limited operations through financing activities consisting of private placements of equity securities with outside investors and issuance of a secured convertible note payable to a related party. Our principal use of funds during the year ended December 31, 2012 has been for mineral exploration, ongoing acquisition of mineral property rights and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2012 compared to the year ended December 31, 2011

As of December 31, 2012, we had cash of $11,137 and deficit in working capital of $278,455. The Company generated a negative cash flow from operations of $156,387 for the year ended December 31, 2012 compared to negative cash flow from operations of $910,881 for the year ended December 31, 2011. The negative cash flow from operating activities for the year ended December 31, 2012 is primarily attributable to the Company's net loss from operations of $792,545, offset by noncash mineral property expenditures of $20,000, noncash stock based compensation of $470,307, stock issuable for finance fees of $12,500, depreciation of $2,029, accretion of discount to loan payable for beneficial conversion feature of $62,019, and net cash from changes in operating assets and liabilities of $144,303, offset by a gain on the settlement of debt of $75,000. Cash used in operations for the year ended December 31, 2011 is primarily attributable to the Company's net loss from operations of $17,374,113, offset by noncash mineral property expenditures (primarily stock based compensation in the amount of $15,059,760) of $15,234,760, noncash stock compensation of $649,900, depreciation of $1,776, accretion of discount to note payable for stock and warrants issued and beneficial conversion feature of $374,999, interest accrued on note payable of $4,055, and net cash from changes in operating assets and liabilities of $197,742.

Cash used in investing activities is attributable the purchase of equipment of $6,089 during the year ended December 31, 2011 compared to $0 for the year ended December 31, 2012.

During the year ended December 31, 2012, the Company raised $62,020 from loans from third parties and $118,000 from advances from related parties. The Company made payments of $17,360 on the advances from third parties during the year ended December 31, 2012. During the year ended December 31, 2011, the Company raised $650,000 by issuing common stock to outside investors, received $200,000 in proceeds from the issuance of a note payable to a related party, and received $50,000 in advances from a related party

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $1,500,000 in the next twelve months to carry out exploration and administration activities on our Nevada mineral properties. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

In January, 2011, we entered into a $5,000,000 financing commitment agreement with Geneva Switzerland based Knightstown Business Ltd (“Knightstown”).  On January 25, 2011, the Company received the first tranche of $500,000 from Knightstown under the agreement and issued 41,667 shares of its stock at $12 per share in the private placement. A second investment of $150,000 was received on April 26, 2011 and the Company issued 12,500 shares of its stock at $12 per share in the private placement.  Knightstown had committed to additional funding of $4,500,000 over the following six month period from the date of the agreement.  The commitment period expired with no additional investments made by Knightstown and the agreement has not been renewed.

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

On December 27, 2012, the Company’s officers elected to convert a total of $292,764 of accrued salaries owed to them for 5,855,286 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion. Additionally on December 27, 2012, a vendor elected to convert $22,140 of accounts payable and accrued expenses due to them for 442,800 shares of the Company’s common stock at a conversion rate of $0.05 per share.

On December 27, 2012, Sphere elected to convert $142,640 of advances due to them for 2,852,800 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion. Effective December 31, 2012, Sphere entered into an agreement with the Company’s third party lender whereby the debt of $62,020 owed by Spartan was assigned to Sphere. On December 31, 2012, Sphere elected to convert the $62,020 for 1,240,400 shares of the Company’s common stock at a conversion rate of $0.05 per share.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spartan Gold Ltd.

We have audited the accompanying consolidated balance sheets of Spartan Gold Ltd. (an exploration stage company) as of December 31, 2012 and 2011and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from July 8, 2010 (date of inception of exploration stage) to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion these consolidated financial statements present fairly, in all material respects, the financial position of Spartan Gold Ltd. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from July 8, 2010 (date of inception of exploration stage) to December 31, 2012, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

April 15, 2013

Vancouver, Canada

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$11,137	$4,864
Prepaid expenses	–	4,163

Total current assets	11,137	9,027

Property and equipment, net	2,284	4,313

Total assets	$13,421	$13,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable (Note 7)	$187,379	$54,235
Accrued expenses (Note 7)	74,213	221,981
Due to related parties (Note 7)	28,000	50,000

Total current liabilities	289,592	326,216

Commitments and contingencies (Note 11)

Stockholders' deficit (Note 8):
Common stock $.001 par value 1,000,000,000 shares authorized, 42,085,944 and 31,644,658 shares issued and outstanding, at December 31, 2012 and 2011, respectively	42,086	31,645
Common stock issuable, 250,000 and nil shares issuable at December 31, 2012 and 2011, respectively	12,500	–
Additional paid-in capital	18,332,114	17,525,805
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(18,454,740)	(17,662,195)
Total stockholders' deficit	(276,171)	(312,876)

Total liabilities and stockholders' deficit	$13,421	$13,340

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to December 31,
	2012	2011	2012
Operating expenses:
General and administrative (Notes 7 and 8)	$703,549	$1,388,423	$2,226,027
Mineral property impairment (Note 4)	–	–	104,027
Mineral property option payments (Note 4)	25,000	15,269,760	15,344,760
Mineral property expenditures (Note 4)	56,560	36,560	93,120
Mineral property exploration costs (Note 4)	20,417	300,316	320,733
Total operating expenses	805,526	16,995,059	18,088,667

Other income (expense):
Gain on settlement of debt (Note 9)	75,000	–	75,000
Interest expense (Notes 5 and 6)	(62,019)	(379,054)	(441,073)

Net loss	$(792,545)	$(17,374,113)	$(18,454,740)

Net loss per share - Basic and diluted	$(0.02)	$(1.13)

Weighted average number of shares outstanding during the period - Basic and diluted	31,782,782	15,361,636

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to December 31,
	2012	2011	2012

Cash flows used in operating activities:
Net loss	$(792,545)	$(17,374,113)	$(18,454,740)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,029	1,776	3,805
Stock-based compensation	470,307	649,900	1,125,455
Stock issuable for finance fees	12,500	–	12,500
Accretion of discount on secured convertible promissory note for commitment shares and warrants	–	344,594	344,594
Accretion of beneficial conversion feature on secured convertible promissory notes and loans	62,019	30,405	92,424
Interest accrued on secured convertible promissory note	–	4,055	4,055
Non-cash mineral property expenditures	20,000	15,234,760	15,254,760
Impairment of mineral rights	–	–	104,027
Gain on settlement of debt	(75,000)	–	(75,000)
Changes in operating assets and liabilities:
Prepaid expenses	4,163	(4,163)	–
Accounts payable	74,899	29,524	124,164
Accrued expenses	65,241	172,381	287,222
Net cash used in operating activities	(156,387)	(910,881)	(1,176,734)

Cash flows used in investing activities:
Purchase of property and equipment	–	(6,089)	(6,089)
Acquisition of mineral rights	–	–	(50,000)
Net cash used in investing activities	–	(6,089)	(56,089)

Cash flows from financing activities:
Advances from third parties	62,020	–	62,020
Advances from related parties	118,000	50,000	168,000
Payments to related parties	(17,360)	–	(17,360)
Proceeds from issuance of note payable, related parties	–	200,000	200,000
Proceeds from sale of common stock	–	650,000	831,300
Net cash provided by financing activities	162,660	900,000	1,243,960

Net increase (decrease) in cash	6,273	(16,970)	11,137

Cash at beginning of year	4,864	21,834	–

Cash at end of year	$11,137	$4,864	$11,137

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to December 31,
	2012	2011	2012

Non-cash investing and financing activities:

Benefical conversion feature on secured loan	$(62,019)	$–	$(62,019)
Additional paid in capital	$62,019	$–	$62,019

Conversion of accrued compensation to common stock:
Accrued compensation	$(79,764)		$(79,764)
Common stock	$1,595		$1,595
Additional paid in capital	$78,169		$78,169

Conversion of amounts due to related parties to common stock:
Amounts due to related parties	$(204,660)		$(204,660)
Common stock	$4,093		$4,093
Additional paid in capital	$200,567		$200,567

Conversion of secured convertible promissory note and accrued interest to common stock
Secured convertible promissory note	$–	$(379,055)	$(379,055)
Common stock	$–	$18,953	$18,953
Additional paid in capital	$–	$360,102	$360,102

Conversion of related party payable to capital	$–	$–	$19,603
Additional paid in capital	$–	$–	$(19,603)

Value of mineral rights contributed to the Company	$–	$–	$(54,027)
Additional paid in capital	$–	$–	$54,027

Contribution of 19,792,500 shares of common stock to treasury by principal shareholder:	$–	$–	$(129,851)
Additional paid in capital	$–	$–	$129,851

Retirement and cancellation of 19,792,500 shares of common stock:
Common stock	$–	$–	$(19,793)
Treasury stock	$–	$–	$129,851
Deficit accumulated from prior operations	$–	$–	$(110,058)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Deficit

For the period from September 6, 2007 (Inception) to December 31, 2012

							Deficit
						Deficit	accumulated	Total
			Common stock		Additional	accumulated	during the	stockholders’
	Common stock		issuable		paid-in	from prior	exploration	equity
	Shares	Amount	Shares	Amount	capital	operations	stage	(deficit)

Opening balance, September 6, 2007 (Inception)	–	$–	–	$–	$–	$–	$–	$–

Common stock issued to founders at $.0005 per share	24,000,000	24,000	–	–	–	(12,000)	–	12,000

Common stock issued for cash at $0.01 per share	3,250,000	3,250	–	–	29,250	–	–	32,500

Net loss for the period September 6, 2007 (inception) to December 31, 2007	–	–	–	–	–	(24,400)	–	(24,400)

Balance, December 31, 2007	27,250,000	27,250	–	–	29,250	(36,400)	–	20,100

Common stock issued for cash at $0.005 per share under a private placement	3,000,000	3,000	–	–	12,000	–	–	15,000

Common stock issued for cash at $0.01 per share under a private placement	200,000	200	–	–	1,800	–	–	2,000

Net loss for the year ended December 31, 2008	–	–	–	–	–	(36,538)	–	(36,538)

Balance, December 31, 2008	30,450,000	30,450	–	–	43,050	(72,938)	–	562

Net loss for the year ended December 31, 2009	–	–	–	–	–	(13,375)	–	(13,375)

Balance, December 31, 2009	30,450,000	30,450	–	–	43,050	(86,313)	–	(12,813)

Contribution of related party loan	–	–	–	–	19,603	–	–	19,603

Contribution of shares to treasury by principal shareholder, retired and cancelled	(19,792,500)	(19,793)	–	–	129,851	(110,058)	–	–

Contribution of shares by shareholders to purchase Arbacoochee mineral rights at $0.009711 per share	–	–	–	–	54,027	–	–	54,027

Shares awarded - executive employment agreements contributed by principal shareholder at $0.00656 per share	–	–	–	–	5,248	–	–	5,248

Common stock issued for cash at $6.00 per share under a private placement	30,217	30	–	–	181,270	–	–	181,300

Net loss for the year ended December 31, 2010	–	–	–	–	–	(11,760)	(288,082)	(299,842)

Balance, December 31, 2010	10,687,717	$10,687	–	$–	$433,049	$(208,131)	$(288,082)	$(52,477)

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Deficit (Continued)

For the period from September 6, 2007 (Inception) to December 31, 2012

							Deficit
						Deficit	accumulated	Total
			Common stock		Additional	accumulated	during the	stockholders'
	Common stock		issuable		paid-in	from prior	exploration	equity
	Shares	Amount	Shares	Amount	capital	operations	stage	(deficit)

Common stock issued for cash at $12.00 per share under a private placement	54,167	55	–	–	649,945	–	–	650,000

Shares issued to consultant for services at $13.00 per share	50,000	50	–	–	649,850	–	–	649,900

Common stock issued under option agreement to acquire mineral rights at $18.00 per share	650,000	650	–	–	11,699,350	–	–	11,700,000

Common stock issued in connection with secured convertible promissory note	1,250,000	1,250	–	–	201,452	–	–	202,702

Warrants to purchase 1,250,000 shares of common stock issued in connection with secured convertible promissory note	–	–	–	–	141,892	–	–	141,892

Beneficial conversion feature of secured convertible promissory note	–	–	–	–	30,405	–	–	30,405

Warrants to purchase 349,975 shares of common stock issued under option agreements to acquire mineral rights	–	–	–	–	3,359,760	–	–	3,359,760

Conversion of secured convertible promissory note to common stock	18,952,774	18,953	–	–	360,102	–	–	379,055

Net loss for the year ended December 31, 2011	–	–	–	–	–	–	(17,374,113)	(17,374,113)

Balance, December 31, 2011	31,644,658	31,645	–	–	17,525,805	(208,131)	(17,662,195)	(312,876)

Shares awarded under executive employment agreement	50,000	50	–	–	24,950	–	–	25,000

Warrants to purchase 900,000 shares of common stock issued to consultants for services to be rendered	–	–			130,167	–	–	130,167

Common stock issued in lieu of cash compensation	5,855,286	5,855	–	–	286,909			292,764

Common stock issued for services	442,800	443	–	–	21,697			22,140

Compensation expense of stock options issued to employees	–	–	–	–	80,000	–	–	80,000

Common stock issued in conversion of amounts due to related party	4,093,200	4,093	–	–	200,567	–	–	204,660

Beneficial conversion feature of secured loan payable	–	–	–	–	62,019	–	–	62,019

Common stock issuable for finance fees	–	–	250,000	12,500	–	–	–	12,500

Net loss for the year ended December 31, 2012	–	–	–	–	–	–	(792,545)	(792,545)

Balance, December 31, 2012	42,085,944	$42,086	250,000	$12,500	$18,332,114	$(208,131)	$(18,454,740)	$(276,171)

See accompanying notes to consolidated financial statements

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Spartan Gold Ltd., (“Spartan” or the “Company”), was incorporated in Nevada on September 6, 2007.

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

All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to November 9, 2011. The total number of authorized common shares and the par value thereof was not changed by the stock splits.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Exploration Stage Company

As of July 8, 2010, the Company became an “exploration stage company” as defined in the SEC Industry Guide 7, and is subject to compliance with ASC Topic 915 “Development Stage Entities”. For the period from September 6, 2007 (Inception) to July 8, 2010, the Company was a “development stage company” in accordance with ASC Topic 915. Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets and statements of stockholders’ equity (deficit). To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $792,545 and $17,374,113 for the years ended December 31, 2012 and 2011, respectively, and has incurred cumulative losses since inception of its exploration stage of $18,454,740. The Company has a stockholders’ deficit of $276,171 at December 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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
December 31, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, respectively, the Company had no cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since July 8, 2010 and has not yet realized revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties for gold and other precious metals.  In accordance with the SEC Industry Guide 7, mineral property acquisition costs are capitalized and mineral property option payments and exploration costs are expensed to operations as incurred.

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
December 31, 2012

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and due to related parties.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.   As of December 31, 2011, there were 1,599,975 warrants outstanding to purchase shares of common stock. As of December 31, 2012, there were a total of 2,499,975 warrants outstanding and 4,000,000 stock options outstanding to purchase shares of common stock. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ deficit over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

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
December 31, 2012

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2012.

Note 3 – Recent Accounting Pronouncements

On February 5, 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (“AOCI”): (1) changes in AOCI balances by component, (2) significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect this ASU to have a material impact on the financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect this ASU to have a material impact on the financial statements

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the Company’s present or future consolidated financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Mineral Properties

As of December 31, 2012 and 2011, the Company has incurred $101,977 and $15,606,636 in mineral property costs which have been charged to operations.  A summary by property is as follows:

	Ziggurat	Poker Flats	Arbacoochee
	Property	Property	Gold Prospect	Total

Year Ended December 31, 2012

Impairment	$–	$–	$–	$–

Option payments	25,000	–	–	25,000

Property expenditures	–	56,560	–	56,560

Exploration costs	20,208	209	–	20,417

	$45,208	$56,769	$–	$101,977

Year Ended December 31, 2011

Impairment	$–	$–	$–	$–

Option payments	10,238,010	5,031,750	–	15,269,760

Property expenditures	–	36,560	–	36,560

Exploration costs	185,517	110,979	3,820	300,316

	$10,423,527	$5,179,289	$3,820	$15,606,636

From July 8, 2010 (Inception of Exploration Stage) to December 31, 2012

Impairment	$–	$–	$104,027	$104,027

Option payments	10,288,010	5,056,750	–	15,344,760

Property expenditures	–	93,120	–	93,120

Exploration costs	205,725	111,188	3,820	320,733

	$10,493,735	$5,261,058	$107,847	$15,862,640

Ziggurat Property

On December 27, 2010, the Company entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC” or the “Optionor”) and Sphere Resources, Inc. (“Sphere”).  The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in certain mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;
•	Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Mineral Properties (Continued)

Ziggurat Property (Continued)

•	The Company has paid to MMC $25,000 upon executing the Option Agreement;
•	The Company has paid to MMC $35,000 on May 27, 2011;
•	The Company shall pay to MMC $25,000 on or before the second anniversary date of the Agreement ($5,000 paid and $20,000 accrued);
•	The Company shall pay to MMC $25,000 on or before the third anniversary date of the Agreement;
•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company;
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to the Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
•	Sphere is required to issue certain shares of common stock to MMC;
•	The Company granted a 2.5% Net Smelter Royalty (“NSR”) for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

Further, the Company will pay $117,250 (See Note 6 – Secured Convertible Promissory Note) and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of December 31, 2012, the Company has neither filed the S-1 nor obtained such financing.

Poker Flats Property

On December 22, 2010, the Company entered into an Option and Mining Claim Acquisition Agreement between MMC and Sphere. The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in certain mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property.  Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	Issuance of 194,375 shares of common stock (issued and recorded at a fair value of $3,498,750) and 20,625 shares of common stock (issued and recorded at a fair value of $371,250) to Sphere and MMC, respectively on execution of the amended Option Agreement;
•	Issuance of a warrant to purchase 94,375 shares (recorded at a fair value of $906,000) and a warrant to purchase 20,625 shares (recorded at a fair value of $198,000) of common stock to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
•	The Company has paid to MMC $25,000 upon executing the Option Agreement;
•	Sphere is required to issue certain shares of common stock to MMC;
•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company;
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $250,000 and completing and delivering to the Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
•	Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% NSR for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC and a 2% NSR to Sphere;

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 4 – Mineral Properties (Continued)

Poker Flats Property (Continued)

•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 100% of the 2% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property located within the Carlin Mining District in Elko County, Nevada.

Under the terms of this Agreement, the Company agreed to pay Tomera a Production Royalty of 5% of NSR, as defined in the Agreement. In order to maintain this Agreement in effect, the Company shall pay to Tomera Advance Minimum Royalty (“AMR”) Payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. The Company paid, at the execution of the Agreement, $30,800 for the first year of the lease based on the 1,760 net mineral acres leased at $17.50 per acre. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The Company paid $30,800 and $30,800 during the years ended December 31, 2012 and 2011, respectively. The term of the Agreement is for a period of ten years. The Company has the option to extend the initial term for an additional ten year period.

In connection with the Mining Lease and Agreement, the Company entered into a Surface Access and Use Agreement on April 1, 2011 with Kevin Tomera, a Nevada resident, which grants the Company general rights of ingress and egress over certain surface tracts and the right to use the surface tracts in conduct of its mineral exploration, development and mining activities. Additionally, Tomera has granted the Company an option to purchase portions of the surface tracts. Under the terms of the Surface Access and Use Agreement, the Company agrees to pay Kevin Tomera annual rental of $4.50 per acre for each acre of land included in the surface tracts. The Company paid $5,760 and $5,760 during the years ended December 31, 2012 and 2011, respectively. The term of the Agreement is for ten years.

Arbacoochee Gold Prospect

On October 22, 2010, the Company acquired all of the mineral rights in the Arbacoochee Gold Prospect located in northeastern Alabama. The acquisition includes all legal rights and equitable title to the mineral rights held by deed in the name of Alabama Mineral Properties, LLC (“AMP”).

The mineral rights were acquired for cash of $50,000 and 5,563,468 shares of the Company’s issued and outstanding common stock at a fair value of $54,027. The shares were a contribution from shareholders, resulting in a capital contribution (See Note 8 – Stockholders’ Deficit).

The Company also assumed an existing mineral royalty agreement which requires the payment of 6% NSR overriding royalty for any and all precious metals that are mined, processed or recovered from the Arbacoochee Gold Prospect to AMP.

At December 31, 2010, the Company impaired the Arbacoochee Gold Prospect and $104,027 was charged to operations.

Note 5 – Borrowings from Third Party

On August 31, 2012, the Company entered into a Memorandum of Understanding (“MOU”) with Tamimi Investments and Mining Co. (“TIMCO”), a Cyprus corporation. Under the MOU, TIMCO was to subscribe to a $2,000,000 private placement of the Company’s common stock at $0.05 per share (40,000,000 shares). TIMCO was to receive warrants to purchase an additional 30,000,000 shares within two years from the date of closing at an exercise price of $0.10 per share. In connection with the subscription, TIMCO was to receive a facilitation fee consisting of 5% of the placement amount in cash, 2,500,000 common shares of the Company’s stock, and warrants to purchase an additional 2,500,000 shares at $0.10 per share. Upon the completion of due diligence, TIMCO decided to not complete the transaction.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 5 – Borrowings from Third Party (Continued)

Also on August 31, 2012, as a condition of the MOU, the Company entered into a convertible secured loan with TIMCO and received $62,020. The loan is secured by, and convertible into, 1,240,400 shares of the Company’s common stock. The loan does not bear interest and was convertible at the end of the due diligence period. The loan was discounted by the value of its beneficial conversion feature of $62,019, which has been fully accreted as interest expense for the year ended December 31, 2012.

Effective December 31, 2012, the Company, Sphere and TIMCO entered into an agreement whereby the debt of $62,020 was assigned to Sphere. The Company agreed to issue 250,000 shares of its common stock to TIMCO for consideration of the assignment. On December 31, 2012, Sphere elected to convert the $62,020 for 1,240,400 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion (See Note 8 – Stockholders’ deficit). The 250,000 shares to TIMCO have been accrued at December 31, 2012 at a market value of $0.05 per share for $12,500 and recorded as a finance fee.

Note 6 – Secured Convertible Promissory Note

On September 7, 2011, the Company issued a $375,000 Secured Convertible Promissory Note (the “Note”) to Sphere maturing on September 30, 2011. The Note was interest bearing at the rate of 8% per annum and payable upon maturity. The principal was comprised of the following:

•	$200,000 cash payments made by Sphere to the Company;
•	$57,750 due to Sphere pursuant to the Poker Flats Property (See Note 4 – Mineral Properties); and
•	$117,250 due to Sphere pursuant to the Ziggurat Property (See Note 4 – Mineral Properties).

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

On October 6, 2011, the Company received a demand letter from Sphere demanding payment of the principal and interest due by October 20, 2011. As the Company was unable to pay the Note of $375,000 plus accrued interest of $4,055, the total balance was converted into 18,952,774 shares of common stock (See Note – 8 Stockholders’ Deficit).

Note 7 – Related Party Transactions

The Company issued Sphere 587,500 shares of the Company’s common stock and warrants to purchase an additional 287,475 shares to Sphere in connection with the option agreements on the Poker Flats and Ziggurat properties (See Note 4 – Mineral Properties).  Additionally, cash payments to Sphere of $175,000 were due and recorded as part of the Note (See Note 6 – Secured Convertible Promissory Note). Mr. Malcolm Stevens, the Company’s Chief Executive Officer, Director and Chairman, is also the Executive Chairman and President of Sphere, a Canadian Corporation.

In November 2011, Sphere advanced $50,000 to the Company for working capital purposes. During the year ended December 31, 2012, Sphere advanced an additional $119,000 to the Company for working capital purposes and the Company repaid $17,360 to Sphere. The advances have no repayment date and do not bear interest. On December 27, 2012, Sphere elected to convert $142,640 of the balance due into 2,852,800 shares of the Company’s common stock valued at $0.05 per share, the market price on the date of conversion, leaving a balance owed to Sphere of $9,000 (See Note – 8 Stockholders’ Deficit).

See also Note 5 – Borrowings from Third Party and Note 6 – Secured Convertible Promissory Note.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 7 – Related Party Transactions (Continued)

During the year ended December 31, 2011, the Company paid $6,772 to a family member of a Director and President of the Company for administrative services.

During the year ended December 31, 2012, the Company’s President and Director advanced $19,000 to the Company for working capital purposes. No payments on the amount owed have been made. The advance has no repayment date and does not bear interest.

Accounts payable at December 31, 2012 include $19,000 of amounts due to the Company’s Chief Financial Officer for services rendered. Accrued expenses at December 31, 2012 and 2011 include $51,000 and $133,500, respectively, of accrued compensation for officers.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

Note 8 – Stockholders’ Deficit

The Company’s authorized number of common shares is 1,000,000,000 with a $0.001 par value.

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

Common Stock

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

On October 22, 2010, two shareholders of the Company utilized a combined 5,563,468 of their shares to acquire the Arbacoochee mineral rights located in Alabama resulting in a capital contribution of $54,027. The shares were valued at a weighted average price of $0.009711 per share See Note 4 – Mineral Properties).

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

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 8 – Stockholders’ Deficit (Continued)

Common Stock (Continued)

On December 15, 2010, the Company issued 17,500 shares of its common stock for $105,000 cash or $6.00 per share under a private placement agreement.

On December 20, 2010, the Company issued 2,717 shares of its common stock to a company controlled by a previous Vice President of the Company for $16,300 cash, or $6.00 per share, under a private placement agreement.

On December 26, 2010, the Company issued 10,000 shares of its common stock for $60,000 cash, or $6.00 per share, under a private placement agreement.

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

On September 7, 2011, the Company issued 1,250,000 shares of its common stock to Sphere in connection with the issuance of a $375,000 Note (See Note 6 – Secured Convertible Promissory Note).

On October 19, 2011, the Company issued 18,952,774 shares of its common stock for the conversion of the $379,055 Note with Sphere, including accrued interest, per the terms of the Promissory Note (See Note 6 – Secured Convertible Promissory Note).

On March 28, 2012, the Company has issued 50,000 shares of common stock to the Chief Financial Officer of the Company pursuant to an employment agreement. The fair value of these shares, totaling $25,000, was expensed and recorded in general and administrative expenses.

On December 27, 2012, the Company’s officers elected to convert a total of $292,764 of accrued salaries owed to them for 5,855,286 shares of the Company’s common stock at a conversion rate of $0.05 per share, the fair value at the date of conversion.

On December 27, 2012, a vendor elected to convert $22,140 of accounts payable and accrued expenses due to them for 442,800 shares of the Company’s common stock at a conversion rate of $0.05 per share, the fair value at the date of conversion.

On December 27, 2012, Sphere elected to convert $142,640 of advances due to them for 2,852,800 shares of the Company’s common stock at a conversion rate of $0.05 per share, the fair value at the date of conversion (See Note 7 – Related Party Transactions).

Effective December 31, 2012, Sphere elected to convert $62,020 of debt assigned to them by TIMCO for 1,240,400 shares of the Company’s common stock at a conversion rate of $0.05 per share, the fair value at the date of conversion (See Note 5 – Borrowings from Third Party and Note 7 – Related Party Transactions).

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 8 – Stockholders’ Deficit (Continued)

Warrants

The following table summarizes warrant transactions for the year ended December 31, 2012 and 2011:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2010	–	$–
Granted	1,599,975	$5.94

Outstanding at December 31, 2011	1,599,975	$5.94	4.59	$–
Granted	900,000	$0.10

Outstanding at December 31, 2012	2,499,975	$3.84	3.80	$–

Exercisable at December 31, 2012	2,499,975	$3.84	3.80	$–

Weighted Average Grant Date Fair Value		$2.09

On March 28, 2011, the Company issued warrants to purchase 349,975 shares of the Company’s common stock in connection with the option agreements for the Poker Flats and Ziggurat properties (See Note 4 – Mineral Properties). These warrants have contractual lives of five years and were valued at a grant date fair value of $9.60 per warrant, or $3,359,760, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$18.00
Contractual term	5 years
Expected volatility	87.6%
Risk free interest rate	0.81%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 8 – Stockholders’ Deficit (Continued)

Warrants (Continued)

On September 7, 2011, the Company issued warrants to purchase 1,250,000 shares of the Company’s common stock to Sphere as a financing fee related to the Note (See Note 6 – Secured Convertible Promissory Note). These warrants have contractual lives of five years and were valued at a grant date fair value of $1.40 per warrant, or $1,750,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$2.00
Contractual term	5 years
Expected volatility	84.7%
Risk free interest rate	0.92%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.

On March 1, 2012, the Company issued warrants to purchase 750,000 shares of the Company’s common stock to a consultant as a retainer for services. On December 28, 2012 the term of the warrants was changed from three years to five and the exercise price was changed from $1.40 to $0.10.  These warrants have contractual lives of five years and were valued at a grant date fair value of $0.14 per warrant, or $108,473, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$0.50
Expected term	2.5 years
Expected volatility	77.7%
Risk free interest rate	0.43%
Dividend yield	0

The fair value of these warrants, including the incremental increase resulting from the amended terms, was expensed and recorded in general and administrative expenses. The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.

On March 8, 2012, the Company issued warrants to purchase 150,000 shares of the Company’s common stock to a consultant as a retainer for services. On December 28, 2012 the term of the warrants was changed from three years to five and the exercise price was changed from $1.40 to $0.10. These warrants have contractual lives of five years and were valued at a grant date fair value of $0.14 per warrant, or $21,695, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$0.51
Expected term	2.5 years
Expected volatility	77.7%
Risk free interest rate	0.44%
Dividend yield	0

The fair value of these warrants, including the incremental increase resulting from the amended terms, was expensed and recorded in general and administrative expenses. The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 8 – Stockholders’ Deficit (Continued)

2012 Equity Plan

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “2012 Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the 2012 Plan to the Company’s directors, officers, consultants and other service providers.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.

The Company has granted stock options to employees. The following summarizes option activity under the 2012 Plan for the year ended December 31, 2012:

		Common	Weighted
	Shares	Stock	average
	available for	Options	exercise
	grant	Outstanding	price

Shares issued at plan inception	4,750,000	–	$–

Options granted	(4,000,000)	4,000,000	0.10

Options exercised	–	–	–

Options cancelled or expired	–	–	–

Balance at December 31, 2012	750,000	4,000,000	$0.10

The following table summarizes information with respect to stock options outstanding and exercisable by employees under the 2012 Plan at December 31, 2012:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
Exercise	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
price	outstanding	life (years)	price	value	vested	price	value
$0.10	4,000,000	9.99	$0.10	$–	4,000,000	$0.10	$–

During the year ended December 31, 2012, the Company issued 4,000,000 options to employees with a grant date fair value of $0.02. As the options were fully vested upon their grant, the entire fair value of $80,000 has been recognized as stock option expense for the year ended December 31, 2012.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is expensed upon vesting of the awards. The fair value of employee stock options was estimated using the following assumptions:

Stock Price	$0.05
Expected term	5.0 years
Expected volatility	77.5%
Risk-free interest rate	0.72%
Dividend yield	0

Note 9 – Settlement of Debt

On February 10, 2012, two parties, a consultant and a former employee of the Company, released the Company of remaining contractual amounts due to them totaling $75,000 which were recorded in accrued liabilities at December 31, 2011.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 10 – Income Taxes

No provision for income tax was made for the period from September 6, 2007 (Inception) to December 31, 2012 as the Company had cumulative operating losses.  For the years ended December 31, 2012 and 2011, the Company incurred net losses for tax purposes of approximately $588,000 and $13,809,000, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	Year Ended December 31,
	2012	2011

Expected income tax (benefit) at 34% statutory rate	-34.0%	-34.0%
Permanent tax differences	8.4%	7.0%
Timing differences	3.3%	0.0%
Change in valuation allowance	22.3%	27.0%

Actual tax expense	0.0%	0.0%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,	December 31,
	2012	2011
Deferred income tax assets:

Net operating loss carry forwards	$4,992,770	$4,862,830
Mineral properties	(31,770)	(32,970)
Stock option expense	(27,200)	–
Valuation allowance	(4,933,800)	(4,829,860)

Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $202,610 and $4,766,080 for the years ended December 30, 2012 and 2011, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2012 and 2011. At December 31, 2012, the Company has net operating loss carry forwards of approximately $14,685,000, which expire commencing 2030. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2012, but believes the provisions will not limit the availability of losses to offset future income.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2012

Note 11 – Commitments and Contingencies

See Note 4 – Mineral Properties.

On March 6, 2012, the Company entered into a new 12 month lease agreement for its corporate offices in Scottsdale, Arizona. The lease was effective March 1, 2012, called for monthly base rent payments of $2,700, and included an option to extend the lease for an additional 12 months at the same base rent. As of September 1, 2012, the Company was released from any further lease obligations by the landlord and moved its corporate office. The new office is leased from a company owned by its Chief Financial Officer for $1,000 per month on a month-to-month basis.

Note 12 – Subsequent Events

Subsequent to December 31, 2012, the Company repaid $6,000 of advances from the President of the Company.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2012, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2012:

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

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2012, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.
•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Item 9B. Other Information.

We are providing below the information that would be included in a Form 10 if we were to file a Form 10.

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

Additionally, we are currently identifying other acquisition opportunities.

Mineral Properties

Currently, we have completed two Option and Mining Claim Agreements to the mineral rights on two properties in the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada and own the mineral rights to one property in the northeast region of Alabama. A description of each property is summarized below:

Poker Flats Property

On December 22, 2010, we entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC” or the “Optionor”) and Sphere Resources, Inc. (“Sphere”). The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in 64 lode mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $250,000 and completing and delivering to the Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,
•	The Company has paid to Optionor $25,000 upon executing the Option Agreement,
•	Sphere has issued to Optionor 350,000 shares of Sphere Resources, Inc. common stock,
•	Sphere will issue to Optionor an additional 150,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
•	Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% Net Smelter Return (“NSR”) production royalty for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC and a 2% NSR to Sphere,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 100% of the 2% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property. Under the terms of the Agreement, Tomera grants, lets and leases exclusively to Spartan Gold the property, together will all ores and minerals of every kind, except geothermal resources, coal and oil and gas and other hydrocarbons, water and sand and gravel, in, or under the property, with the exclusive right to prospect and explore for, mine by any method now known or hereafter discovered, process, mill, prepare for market, store, sell, and dispose of the same; and together with all such rights-of-way and easements to the extent owned by Tomera, if any, through, over, on or appertaining to the property. The property initially contains 1,760 net mineral acres and may be modified to increase or decrease over time at the option of the Company.

Poker Flats is located approximately 20 miles south-southwest of Elko, Nevada in the Carlin-Rain Trend.  Poker Flats began with 500 acres in the Carlin region which is home to some of the world's leaders in the mining industry.  Neighboring mining projects north and south of Poker Flats include Newmont Mining Corporation, Gold Standard Ventures Corporation, and Premier Gold Mines Limited.  The Company expanded Poker Flats to 3,600 acres in 2011, which was reduced to 3,040 acres in October, 2012, and now holds an option for 75% majority ownership of this project.  The geological mapping process is under way and an updated NI 43-101 report was completed on November 22, 2011.  The new claim blocks and private mineral rights now included in the Poker Flats project are surrounded by Newmont Mining Corporation's Emigrant project on the northern border and several other productive projects including Newmont's Rain-Tess and Emigrant Mines, Premier Gold Mines Limited's Saddle gold prospect and Gold Standard Ventures Corporations' Railroad gold project.  The Company’s team has completed geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.

Additional geophysical, drilling and geological work is planned at Poker Flats under a two-phase exploration program. Since the property is situated adjacent to other current gold mining properties such as Pinon and Railroad, and as the mineralization appears similar to those at Newmont's Emigrant and Rain Mines and at the Railroad deposit, additional exploration expenditures are justified for the Poker Flats property.

The exploration goal at the Poker Flats prospect is to identify a 500,000 to 1,000,000 ounce open-pit gold mining resource. A major mining project is currently being developed by Newmont Mining Corporation immediately north of the Poker Flats prospects.

Ziggurat Property

On December 27, 2010, we entered into an Option and Mining Claim Acquisition Agreement between MMC (the “Optionor”) and Sphere.  The agreement was amended on March 28 2011.  The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in 227 lode mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to the Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,
•	The Company has paid to Optionor $25,000 upon executing the Option Agreement,
•	The Company has paid to Optionor $35,000 in 2011,
•	The Company shall pay to Optionor $25,000 on or before the second anniversary date of the Agreement ($5,000 paid as of December 31, 2012),
•	The Company shall pay to Optionor $25,000 on or before the third anniversary date of the Agreement,
•	Sphere has issued to Optionor 550,000 shares of Sphere Resources, Inc. common stock,
•	Sphere will issue to Optionor an additional 250,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
•	The Company granted a 2.5% NSR for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

The Ziggurat property is located approximately 22 kilometers north of Kinross Gold Corporation and Barrick Gold Corporation’s Round Mountain and Gold Hill gold mines in Nye County, Nevada.  The Ziggurat property began with 1,140 acres in the prolific Round Mountain-Northumberland Trend. The neighboring Northumberland mining project is located eight kilometers to the northeast of Ziggurat, and is owned by mining industry world leader Newmont Mining Corporation.  The Company previously expanded Ziggurat to 6,860 acres in 2011, which was reduced to 4,540 acres in September 2012, and now holds an option for 75% majority ownership of this project.  Previous geophysical and geological interpretations indicate that the Ziggurat property has favorable characteristics for Carlin-style gold mineralization.  Since the property is situated in close proximity to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditures. Spartan's team has completed geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.

Additional geophysical, drilling and geological work is planned under a two-phase exploration program. Since the property is situated adjacent to other current gold mining properties such as Northumberland, Gold Hill, and Round Mountain, and the geologic structure and surface-mineralized host rocks appear very favorable, the Ziggurat property justifies additional exploration expenditure.

The exploration goal at the Ziggurat Property is to identify a multi-million ounce open-pit gold mining resource. Major mining projects are currently operated by Barrick Gold Corporation and Newmont Mining Corporation which exist both south and north of the Ziggurat Property, respectively.

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

Employees

As of December 31, 2012, the Company has five employees.

Patents and Trademarks

None.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

There is substantial doubt about the Company’s ability to continue as a going concern.

Our auditor's report on our 2012 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "December 31, 2012 Audited Financial Statements."

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 “Compensation, Stock Compensation” (“Topic No. 718”) became effective which requires us to expense stock options at fair value effective January 1, 2006. Under Topic No. 718, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  For the year ended December 31, 2012, 4,000,000 options were granted resulting in compensation expense of $80,000. Any future issuances of stock options will cause additional compensation expense to be recognized.

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

DESCRIPTION OF PROPERTY

The Company’s principal offices are located at 122 Fourth Avenue, Suite 103, Indialantic, FL 32903. This office space is used by the Company’s executive management team and is approximately 275 square feet. The office space is leased for approximately $1,000 per month on a month-to-month basis.   The Company believes that the current facilities are suitable for its current needs.

FINANCIAL INFORMATION

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

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011 and For the Period July 8, 2010 (Inception of Exploration Stage) to December 31, 2012

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to December 31, 2012 as we are still in the exploration stage.

Operating and Other Expenses

For the year ended December 31, 2012 our total operating expenses were $805,526 compared to $16,995,059 for the year ended December 31, 2011 resulting in a decrease of $16,189,533.  The decrease is attributable to option payments (primarily stock based compensation in the amount of $15,059,760) on mineral properties of $15,269,760 for the year ended December 31, 2011 compared to option payments of $25,000 for the year ended December 31, 2012, mineral property expenditures of $56,560 and mineral exploration costs of $20,417 for the year ended December 31, 2012 compared to mineral property expenditures of $36,560 and mineral exploration costs of $300,316 for the year ended December 31, 2011. General and administrative expenses decreased $684,874 due primarily to decreases consulting, legal and professional fees of $195,458; stock based compensation of $414,733; costs and fees associated with being a publicly-traded company of $24,407; and general office, travel and overhead expense of $26,500.

We incurred $62,019 of interest expense for the year ended December 31, 2012, consisting of the accretion of loan discounts, compared to $379,054 of interest expense for the year ended December 31, 2011, primarily consisting of the accretion of discounts of common stock and warrants issued in connection with a promissory note totaling $374,999. For the year ended December 31, 2012, a gain on the settlement of debt was realized in the amount of $75,000. As a result, net loss was $792,545 for the year ended December 31, 2012 compared to $17,374,113 for the year ended December 31, 2011.

For the period from July 8, 2010 (inception of exploration stage) to December 31, 2012, total expenses and net loss were $18,454,740, composed of general and administrative expenses of $2,226,027, mineral exploration costs of $320,733, mineral property expenditures of $93,120, mineral property option payments of $15,344,760, impairment of mineral property costs of 104,027, gain on the settlement of debt of $75,000 and interest expense of $441,073.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2012 and 2011, we funded our operations through loans from shareholders and officers and third parties, while for the year ended December 31, 2011 we also funded our limited operations through financing activities consisting of private placements of equity securities with outside investors and issuance of a secured convertible note payable to a related party. Our principal use of funds during the year ended December 31, 2012 has been for mineral exploration, ongoing acquisition of mineral property rights and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2012 compared to the year ended December 31, 2011

As of December 31, 2012, we had cash of $11,137 and deficit in working capital of $278,455.  The Company generated a negative cash flow from operations of $156,387 for the year ended December 31, 2012 compared to negative cash flow from operations of $910,881 for the year ended December 31, 2011. The negative cash flow from operating activities for the year ended December 31, 2012 is primarily attributable to the Company's net loss from operations of $792,545, offset by noncash mineral property expenditures of $20,000, noncash stock based compensation of $470,307, stock issuable for finance fees of $12,500, depreciation of $2,029, accretion of discount to loan payable for beneficial conversion feature of $62,019, and net cash from changes in operating assets and liabilities of $144,303, offset by a gain on the settlement of debt of $75,000.  Cash used in operations for the year ended December 31, 2011 is primarily attributable to the Company's net loss from operations of $17,374,113, offset by noncash mineral property expenditures (primarily stock based compensation in the amount of $15,059,760) of $15,234,760, noncash stock compensation of $649,900, depreciation of $1,776, accretion of discount to note payable for stock and warrants issued and beneficial conversion feature of $374,999, interest accrued on note payable of $4,055, and net cash from changes in operating assets and liabilities of $197,742.

Cash used in investing activities is attributable the purchase of equipment of $6,089 during the year ended December 31, 2011 compared to $0 for the year ended December 31, 2012.

During the year ended December 31, 2012, the Company raised $62,020 from loans from third parties and $118,000 from advances from related parties. The Company made payments of $17,360 on the advances from third parties during the year ended December 31, 2012. During the year ended December 31, 2011, the Company raised $650,000 by issuing common stock to outside investors, received $200,000 in proceeds from the issuance of a note payable to a related party, and received $50,000 in advances from a related party

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $1,500,000 in the next twelve months to carry out exploration and administration activities on our Nevada mineral properties. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

On December 27, 2012, the Company’s officers elected to convert a total of $292,764 of accrued salaries owed to them for 5,855,286 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion. Additionally on December 27, 2012, a vendor elected to convert $22,140 of accounts payable and accrued expenses due to them for 442,800 shares of the Company’s common stock at a conversion rate of $0.05 per share.

On December 27, 2012, Sphere elected to convert $142,640 of advances due to them for 2,852,800 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion. Effective December 31, 2012, Sphere entered into an agreement with the Company’s third party lender whereby the debt of $62,020 owed by Spartan was assigned to Sphere. On December 31, 2012, Sphere elected to convert the $62,020 for 1,240,400 shares of the Company’s common stock at a conversion rate of $0.05 per share.

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

Inflation

The effect of inflation on our operating results has not been significant.

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

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers. The Plan was approved by a majority of stockholders of the Company on April 13, 2012.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of the date of this report options to purchase 4,000,000 shares of common stock have been granted to the Company’s officers.

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

Financial Statements

Please refer to the Audited Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of March 22, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

		Amount and
		Nature of
	Title of Stock	Beneficial	Percent of
Name of Beneficial Owner (3)	Class	Owner (1)	Class (2)

Malcolm Stevens (4) (6)	Common Stock	23,731,769	53.54%

William H. Whitmore, Jr. (4)	Common Stock	2,640,000	6.13%

Mihailo Gavrilovic (4)	Common Stock	2,230,000	5.20%

John S. Wittler (4)	Common Stock	2,050,000	4.78%

Marshall Auerback (4)	Common Stock	1,030,000	2.41%

Sphere Resources, Inc. (5)	Common Stock	21,176,483	48.54%

All Directors and Officers as a Group	Common Stock	31,681,769	66.53%

(1)	"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 42,085,944 shares of Common Stock outstanding as of March 22, 2012, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3)	Unless otherwise indicated, the address of each person listed is c/o Spartan Gold Ltd., 122 Fourth Avenue, Suite 103, Indialantic, FL 32903
(4)	Indicates Director and Officer.
(5)	Shares include warrants to purchase 1,537,475 shares of the Company’s common stock. The address of Sphere Resources, Inc. is 204 Black St., #300, Whitehorse, BC, Canada
(6)	Shares include 1,855,286 shares directly owned by Mr. Stevens and 19,639,008 shares beneficially owned by Sphere Resources, Inc. Mr. Stevens is the Executive Chairman and President of Sphere Resources and has voting and dispositive power of the shares.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Malcolm Stevens	62	Director, Chief Executive Officer and Chairman	12/2/2010

William H. Whitmore, Jr.	53	Director and President	12/2/2010

Mihailo Gavrilovic	53	Director and Chief Operating Officer	12/2/2010

John S. Wittler	54	Director, Chief Financial Officer and Secretary	1/3/2012

Marshall Auerback	53	Director, Executive Director	4/16/2012

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

Mr. John S. Wittler was appointed as Director and Chief Financial Officer of the Company on January 3, 2012. Mr. Wittler was previously appointed Secretary of the Company on September 27, 2011. Mr. Wittler has an extensive financial based background. Prior to joining Spartan Gold, Mr. Wittler served as Managing Director of his own consulting practice where he provides financial and accounting consulting services to both private and public companies and has served as CFO of Alternative Construction Technologies, Inc. and Organa Technologies Group, Inc. Mr. Wittler has had extensive involvement in capital raises, business integrations, SEC registration and regulatory filings, involvement with Board of Directors, mergers and acquisitions, internal controls and risk management, accounting systems design and implementations, and financial analysis and planning.  John began his career with Ernst & Young in Indianapolis, Indiana and is a former Director and Chairman of the Audit Committee of eLayaway, Inc. (ELAY.OB). Mr. Wittler is a CPA (inactive), has a bachelor’s of science degree in accounting from Ball State University, and is currently a member of the American Institute of CPAs and the Florida Institute of CPAs.

Mr. Marshall Auerback was appointed as Director and Executive Director on April 16, 2012. Mr. Auerback has over 30 years’ experience in the investment management business. He is serving as a global portfolio strategist for Pinetree Capital, a Canadian-based fund management group specializing in the natural resource sector. He also serves as a director for Sphere Resources, Inc., is an economic consultant to PIMCO, the world’s largest bond fund management group, and a Research Fellow for the Economists for Peace and Security. Mr. Auerback graduated magna cum laude in English & Philosophy from Canada’s Queen’s University in 1981 and received a law degree from Corpus Christi College, Oxford University in 1983. The Company entered into an employment agreement with Mr. Auerback. The agreement expires on December 31, 2012 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension. The employment agreement provides for initial annual compensation of $36,000 per year. Upon the Company raising $2 million in capital funding, the annual salary will increase to $75,000. Upon the Company raising $5 million in capital funding, the annual salary will increase to $100,000.

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

EXECUTIVE COMPENSATION

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

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer and principal financial officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2012 (collectively, the Named Executives).

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
		$	$	$	$	$
Malcolm Stevens (1) Chief Executive Officer, Chairman of the Board of Directors	2012	46,500	–	–	–	46,500
	2011	72,000	–	–	–	72,000
William H. Whitmore, Jr. (2) President and Director	2012	72,000	–	–	–	72,000
	2011	72,000	–	–	–	72,000
Mihailo Gavrilovic (3) Chief Operating Officer and Director	2012	60,000	–	–	–	60,000
	2011	60,000	–	–	–	60,000
John S. Wittler (4) Chief Financial Officer, Secretary and Director	2012	60,000	–	25,000	–	85,000
	2011	–	–	–	–	–
Marshall Auerback (5) Executive Director and Director	2012	25,500	–	–	–	25,500
	2011	–	–	–	–	–

(1)	Mr. Malcolm Stevens was appointed Chief Executive Officer and Chairman of the Board of Directors on December 2, 2010.
(2)	Mr. William H. Whitmore, Jr. was appointed President and Interim Chief Financial Officer and Director on December 2, 2010. Mr. Whitmore resigned as Interim Chief Financial Officer on January 3, 2012.
(3)	Mr. Mihailo Gavrilovic was appointed Chief Operating Officer and Director on December 2, 2010.
(4)	Mr. John S. Wittler was appointed Chief Financial Officer and Director on January 3, 2012 and as Secretary on September 27, 2011. Prior to his appointment in 2012, Mr. Wittler served as a consultant to the Company and was paid $60,310 in consulting fees in 2011.
(5)	Mr. Marshall Auerback was appointed Executive Director and Director on April 16, 2012.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In November 2011, Sphere advanced $50,000 to the Company for working capital purposes. During the year ended December 31, 2012, Sphere advanced an additional $119,000 to the Company for working capital purposes and the Company repaid $17,360 to Sphere. The advances have no repayment date and do not bear interest. On December 27, 2012, Sphere elected to convert $$142,640 of the balance due them into 2,852,800 shares of the Company’s common stock valued at $0.05 per share, the market price on the date of conversion, leaving a balance owed to Sphere of $9,000.

During the year ended December 31, 2012, The Company’s President and Director advanced $19,000 to the Company for working capital purposes. No payments on the amount owed have been made. The advance has no repayment date and does not bear interest. In February 2012, $6000 of the balance owed was paid to the President.

On December 27, 2012, the Company’s officers elected to convert a total of $292,764 of accrued salaries owed to them for 5,855,286 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or of which our property is the subject. We also know of no proceedings to which any of our directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of our securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to us

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "SPAG.QB". As of December 31, 2012, the Company’s common stock was held by 220 shareholders of record, which does not include shares that are held in street or nominee name.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

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

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2011
	High	Low	High	Low
First Quarter	$1.80	$0.20	$20.00	$9.94
Second Quarter	$0.93	$0.15	$18.00	$2.00
Third Quarter	$0.16	$0.06	$3.20	$1.60
Fourth Quarter	$0.40	$0.03	$2.38	$1.00

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.001per share. The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
•	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

Securities authorized for issuance under equity compensation plans

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers. The Plan was approved by a majority of stockholders of the Company on April 13, 2012.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of the date of this report options to purchase 4,000,000 shares of common stock have been granted to the Company’s officers.

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

Related Stockholder Matters

None.

Equity Compensation Plans

On March 28, 2012, the Company’s Board of Directors approved and adopted the Spartan Gold Ltd. 2012 Equity Incentive Plan (the “Plan”) and reserved 4,750,000 shares of the Company’s common stock for issuance under the Plan to the Company’s directors, officers, consultants and other service providers.  The Plan allows for two types of grants: 1) options and 2) stock awards and stock purchase offers.  As of the date of this report, there are 4,000,000 options to purchase the Company’s stock outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

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

On March 28, 2011, the Company issued 62,500 shares of its common stock to Mexivada Mining Company (“MMC”) in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat properties The shares were valued at the market price of the shares on March 28, 2011 of $18.00 for a total of $1,125,000.

On March 28, 2011, the Company issued 587,500 shares of its common stock to Sphere resources, Inc. in connection with the Amendments to the Option and Mining Claim Acquisition Agreements dated March 28, 2011 for its Poker Flats and Ziggurat. The shares were valued at the market price of the shares on March 28, 2011 of $18.00 for a total of $10,575,000.

On April 26, 2011, the Company issued 12,500 shares of its common stock for $150,000 cash, or $12.00 per share, under a private placement.

On September 7, 2011, the Company issued 1,250,000 shares of its common stock to Sphere in connection with the issuance of a $375,000 Note.

On October 19, 2011, the Company issued 18,952,774 shares of its common stock for the conversion of the $379,055 Note with Sphere, including accrued interest, per the terms of the Promissory Note.

On March 28, 2012, the Company has issued 50,000 shares of common stock to the Chief Financial Officer of the Company pursuant to an employment agreement. The fair value of these shares totaled $25,000.

On December 27, 2012, the Company’s officers elected to convert a total of $292,764 of accrued salaries owed to them for 5,855,286 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion.

On December 27, 2012, a vendor elected to convert $22,140 of accounts payable and accrued expenses due to them for 442,800 shares of the Company’s common stock at a conversion rate of $0.05 per share.

On December 27, 2012, Sphere elected to convert $142,640 of advances due to them for 2,852,800 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion.

Effective December 31, 2012, Sphere elected to convert $62,020 of debt assigned to them by third party lender for 1,240,400 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion.

DESCRIPTION OF REGISTRANT’S SECURITIES TO BE REGISTERED

General

The following description of our capital stock is a summary of the material terms and is subject to and qualified in its entirety by our Articles of Incorporation, our Bylaws and Nevada Law. Our authorized capital stock consists of 1,000,000,000 shares consisting of Common Stock.

Common Stock

Our Articles of Incorporation authorize the issuance of 1,000,000,000 shares of common stock, par value $0.001 per share. Each holder of common stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote.

Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the board of directors out of legally available funds and, in the event of liquidation, dissolution or winding up of the our affairs. Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights. To the extent that additional shares of our common stock are issued, the relative interests of then existing stockholders may be diluted.

As of March 22, 2013, there were 42,085,944 shares of our common stock issued and outstanding, held by 220 shareholders of record.

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

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 2, 2012, the Company dismissed Meyler & Company LLC and engaged Dale Matheson Carr-Hilton Labonte LLP as its independent registered public accounting firm as of and for the year ended December 31, 2011. The change in independent registered public accounting firm is not the result of any disagreement with Meyler & Company LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Prior to its engagement as our independent auditors, Dale Matheson Carr-Hilton Labonte LLP, had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.

FINANCIAL STATEMENTS AND EXHIBITS

Audited Consolidated Financial Statements for the years ended December 31, 2012 and 2011 are included in Item 8 of this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Malcolm Stevens	62	Director, Chief Executive Officer and Chairman	12/2/2010

William H. Whitmore, Jr.	53	Director and President	12/2/2010

Mihailo Gavrilovic	53	Director and Chief Operating Officer	12/2/2010

John S. Wittler	54	Director, Chief Financial Officer and Secretary	1/3/2012

Marshall Auerback	53	Director, Executive Director	4/16/2012

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

Mr. John S. Wittler was appointed as Director and Chief Financial Officer of the Company on January 3, 2012. Mr. Wittler was previously appointed Secretary of the Company on September 27, 2011. Mr. Wittler has an extensive financial based background. Prior to joining Spartan Gold, Mr. Wittler served as Managing Director of his own consulting practice where he provides financial and accounting consulting services to both private and public companies and has served as CFO of Alternative Construction Technologies, Inc. and Organa Technologies Group, Inc. Mr. Wittler has had extensive involvement in capital raises, business integrations, SEC registration and regulatory filings, involvement with Board of Directors, mergers and acquisitions, internal controls and risk management, accounting systems design and implementations, and financial analysis and planning.  John began his career with Ernst & Young in Indianapolis, Indiana and is a former Director and Chairman of the Audit Committee of eLayaway, Inc. (ELAY.OB). Mr. Wittler is a CPA (inactive), has a bachelor’s of science degree in accounting from Ball State University, and is currently a member of the American Institute of CPAs and the Florida Institute of CPAs.

Mr. Marshall Auerback was appointed as Director and Executive Director on April 16, 2012. Mr. Auerback has over 30 years’ experience in the investment management business. He is serving as a global portfolio strategist for Pinetree Capital, a Canadian-based fund management group specializing in the natural resource sector. He also serves as a director for Sphere Resources, Inc., is an economic consultant to PIMCO, the world’s largest bond fund management group, and a Research Fellow for the Economists for Peace and Security. Mr. Auerback graduated magna cum laude in English & Philosophy from Canada’s Queen’s University in 1981 and received a law degree from Corpus Christi College, Oxford University in 1983. The Company entered into an employment agreement with Mr. Auerback. The agreement expires on December 31, 2012 and is renewable annually on January 1, for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension. The employment agreement provides for initial annual compensation of $36,000 per year. Upon the Company raising $2 million in capital funding, the annual salary will increase to $75,000. Upon the Company raising $5 million in capital funding, the annual salary will increase to $100,000.

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

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer and principal financial officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2012 (collectively, the Named Executives).

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
		$	$	$	$	$
Malcolm Stevens (1) Chief Executive Officer, Chairman of the Board of Directors	2012	46,500	–	–	–	46,500
	2011	72,000	–	–	–	72,000
William H. Whitmore, Jr. (2) President and Director	2012	72,000	–	–	–	72,000
	2011	72,000	–	–	–	72,000
Mihailo Gavrilovic (3) Chief Operating Officer and Director	2012	60,000	–	–	–	60,000
	2011	60,000	–	–	–	60,000
John S. Wittler (4) Chief Financial Officer, Secretary and Director	2012	60,000	–	25,000	–	85,000
	2011	–	–	–	–	–
Marshall Auerback (5) Executive Director and Director	2012	25,500	–	–	–	25,500
	2011	–	–	–	–	–

(1)	Mr. Malcolm Stevens was appointed Chief Executive Officer and Chairman of the Board of Directors on December 2, 2010.
(2)	Mr. William H. Whitmore, Jr. was appointed President and Interim Chief Financial Officer and Director on December 2, 2010. Mr. Whitmore resigned as Interim Chief Financial Officer on January 3, 2012.
(3)	Mr. Mihailo Gavrilovic was appointed Chief Operating Officer and Director on December 2, 2010.
(4)	Mr. John S. Wittler was appointed Chief Financial Officer and Director on January 3, 2012 and as Secretary on September 27, 2011. Prior to his appointment in 2012, Mr. Wittler served as a consultant to the Company and was paid $60,310 in consulting fees in 2011.
(5)	Mr. Marshall Auerback was appointed Executive Director and Director on April 16, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of March 22, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner (3)	Title of Stock Class	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)

Malcolm Stevens (4) (6)	Common Stock	23,731,769	53.54%

William H. Whitmore, Jr. (4)	Common Stock	2,640,000	6.13%

Mihailo Gavrilovic (4)	Common Stock	2,230,000	5.20%

John S. Wittler (4)	Common Stock	2,050,000	4.78%

Marshall Auerback (4)	Common Stock	1,030,000	2.41%

Sphere Resources, Inc. (5)	Common Stock	21,176,483	48.54%

All Directors and Officers as a Group	Common Stock	31,681,769	66.53%

(1)	"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 42,085,944 shares of Common Stock outstanding as of March 22, 2012, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3)	Unless otherwise indicated, the address of each person listed is c/o Spartan Gold Ltd., 122 Fourth Avenue, Suite 103, Indialantic, FL 32903
(4)	Indicates Director and Officer.
(5)	Shares include warrants to purchase 1,537,475 shares of the Company’s common stock. The address of Sphere Resources, Inc. is 204 Black St., #300, Whitehorse, BC, Canada
(6)	Shares include 1,855,286 shares directly owned by Mr. Stevens and 19,639,008 shares beneficially owned by Sphere Resources, Inc. Mr. Stevens is the Executive Chairman and President of Sphere Resources and has voting and dispositive power of the shares.

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

In November 2011, Sphere advanced $50,000 to the Company for working capital purposes. During the year ended December 31, 2012, Sphere advanced an additional $119,000 to the Company for working capital purposes and the Company repaid $17,360 to Sphere. The advances have no repayment date and do not bear interest. On December 27, 2012, Sphere elected to convert $142,640 of the balance due them into 2,852,800 shares of the Company’s common stock valued at $0.05 per share, the market price on the date of conversion, leaving a balance owed to Sphere of $9,000.

During the year ended December 31, 2012, The Company’s President and Director advanced $19,000 to the Company for working capital purposes. No payments on the amount owed have been made. The advance has no repayment date and does not bear interest. In February 2012, $6,000 of the balance owed was paid to the President.

On December 27, 2012, the Company’s officers elected to convert a total of $292,764 of accrued salaries owed to them for 5,855,286 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion.

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

The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for the audit of the Company’s annual financial statements were $15,000 and $25,000 for the years ended December 31, 2012 and 2011, respectively. The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $13,000 during the year ended December 31, 2012. The aggregate fees billed by Meyler & Company LLC for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $20,000 during the year ended December 31, 2011.

Audit-Related Fees

For the years ended December 31, 2012 and 2011, our principal accountants did not render any audit-related services.

Tax Fees

The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for the preparation of the Company’s tax returns were $3,700 for the year ended December 31, 2011. For the year ended December 31, 2012, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

For the years ended December 31, 2012 and 2011, our principal accountants did not render any other services.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Change of Company’s Name (2)
Exhibit 3.4	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 3.5	Certificate of Amendment to Articles of Incorporation for Forty-to-One Forward Stock Split (2)
Exhibit 10.1	Asset Purchase Agreement between Spartan Gold Ltd. And Alabama Mineral Properties LLC (3)
Exhibit 10.2	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (4)
Exhibit 10.3	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (5)
Exhibit 10.4	Amendment to Option and Mining Claim Acquisition Agreement (Ziggurat) between Spartan Gold Ltd., Mexivada Mining Corporation, and Sphere Resources, Inc. (6)
Exhibit 10.5	Amendment to Option and Mining Claim Acquisition Agreement (Poker Flats) between Spartan Gold Ltd., Mexivada Mining Corporation, and Sphere Resources, Inc. (6)
Exhibit 10.6	Mining Lease and Agreement between Spartan Gold Ltd. And K & K Tomera Lands, LLC (6)
Exhibit 10.7	Agreement for Grant of NSR Production Royalty between Spartan Gold Ltd., Sphere Resources, Inc. and Mexivada Mining Corporation. (7)
Exhibit 10.8	Spartan Gold Ltd. 2012 Equity Incentive Plan (8)
Exhibit 10.9	Employment Agreement between Spartan Gold Ltd. and Malcolm Stevens (8)
Exhibit 10.10	Employment Agreement between Spartan Gold Ltd. and William H. Whitmore, Jr. (8)
Exhibit 10.11	Employment Agreement between Spartan Gold Ltd. and John S. Wittler (8)
Exhibit 10.12	Employment Agreement between Spartan Gold Ltd. and Mihailo Gavrilovic (8)
Exhibit 10.13	Employment Agreement between Spartan Gold Ltd. and Marshall Auerback (9)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (10)
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer (10)
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

Exhibit 101.INS	XBRL Instance Document (10)
Exhibit 101.SCH	XBRL Schema Document (10)
Exhibit 101.CAL	XBRL Calculation Linkbase Document (10)
Exhibit 101.DEF	XBRL Definition Linkbase Document (10)
Exhibit 101.LAB	XBRL Label Linkbase Document (10)
Exhibit 101.PRE	XBRL Presentation Linkbase Document (10)

(1)	Incorporated by reference from Registrant’s Form S-1 filed with the Securities and Exchange Commission on March 4, 2008.
(2)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on August 23, 2010.
(3)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on November 22, 2010.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(5)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(6)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2011.
(7)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.
(8)	Incorporated by reference from Company’s Form 10-K filed with the Securities and Exchange Commission on April 12, 2012.
(9)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2012.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Malcolm Stevens	April 15, 2013
Malcolm Stevens, Principal Executive Officer	Date

/s/ John S. Wittler	April 15, 20132
John S. Wittler, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Malcolm Stevens	April 15, 2013
Malcolm Stevens, Director	Date

/s/ William H. Whitmore, Jr.	April 15, 2013
William H. Whitmore, Jr., Director	Date

/s/ Mihailo Gavrilovic	April 15, 2013
Mihailo Gavrilovic, Director	Date

/s/ John S. Wittler	April 15, 2013
John S. Wittler, Director	Date

/s/ Marshall Auerback	April 15, 2013
Marshall Auerback, Director	Date

