Form 10-Q
period 2013-03-13
Spartan Gold Ltd.
filed 2013-05-13
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.        Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.      Yes  ☐    No  ☒

As of May 1, 2013 the registrant had 42,085,944 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

FORM 10-Q

MARCH 31, 2013

INDEX

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the Three months Ended March 31, 2013 and 2012 and for the Period July 8, 2010 (Inception of Exploration Stage) to March 31, 2013 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three months Ended March 31, 2013 and 2012 and for the Period July 8, 2010 (Inception of Exploration Stage) to March 31, 2013 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings	21
Item 1.A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES		22

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash	$1,866	$11,137

Total current assets	1,866	11,137

Property and equipment, net	1,777	2,284

Total assets	$3,643	$13,421

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable (Note 3)	$187,389	$187,379
Accrued expenses (Note 3)	124,164	74,213
Due to related parties (Note 3)	34,160	28,000

Total current liabilities	345,713	289,592

Commitments and contingencies (Note 6)

Stockholders' deficit (Note 4):
Common stock $.001 par value 1,000,000,000 shares authorized, 42,085,944 shares issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	42,086	42,086
Common stock issuable, 250,000 shares issuable at March 31, 2013 and December 31, 2012, respectively	12,500	12,500
Additional paid-in capital	18,332,114	18,332,114
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(18,520,639)	(18,454,740)
Total stockholders' deficit	(342,070)	(276,171)

Total liabilities and stockholders' deficit	$3,643	$13,421

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

			For the Period
			July 8, 2010
			(Inception of
	For the Three Months Ended		Exploration Stage)
	March 31,		to March 31,
	2013	2012	2013
Operating expenses:
General and administrative (Note 3)	$65,899	$249,608	$2,291,926
Mineral property impairment (Note 2)	–	–	104,027
Mineral property option payments (Note 2)	–	–	15,344,760
Mineral property expenditures (Note 2)	–	36,560	93,120
Mineral property exploration costs (Note 2)	–	–	320,733
Total operating expenses	65,899	286,168	18,154,566

Other income (expense):
Gain on settlement of debt (Note 5)	–	75,000	75,000
Interest expense	–	–	(441,073)

Net loss	$(65,899)	$(211,168)	$(18,520,639)

Net loss per share - Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period -
Basic and diluted	42,085,944	31,646,856

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			For the Period
			July 8, 2010
			(Inception of
	For the Three Months Ended		Exploration Stage)
	March 31,		to March 31,
	2013	2012	2013
Cash flows used in operating activities:
Net loss	$(65,899)	$(211,168)	$(18,520,639)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	507	507	4,312
Stock-based compensation	–	124,938	1,125,455
Stock issuable for finance fees	–	–	12,500
Accretion of discount on secured convertible promissory note for commitment shares and warrants	–	–	344,594
Accretion of beneficial conversion feature on secured convertible promissory notes and loans	–	–	92,424
Interest accrued on secured convertible promissory note	–	–	4,055
Non-cash mineral property expenditures	–	–	15,254,760
Impairment of mineral rights	–	–	104,027
Gain on settlement of debt	–	(75,000)	(75,000)
Changes in operating assets and liabilities:
Prepaid expenses	–	593	–
Accounts payable	10	13,675	124,174
Accrued expenses	49,951	55,936	337,173
Net cash used in operating activities	(15,431)	(90,519)	(1,192,165)
Cash flows used in investing activities:
Purchase of property and equipment	–	–	(6,089)
Acquisition of mineral rights	–	–	(50,000)
Net cash used in investing activities	–	–	(56,089)
Cash flows from financing activities:
Advances from third parties	–	–	62,020
Advances from related parties	12,160	90,000	180,160
Payments to related parties	(6,000)	–	(23,360)
Proceeds from issuance of note payable, related parties	–	–	200,000
Proceeds from sale of common stock	–	–	831,300
Net cash provided by financing activities	6,160	90,000	1,250,120
Net increase (decrease) in cash	(9,271)	(519)	1,866
Cash at beginning of period	11,137	4,864	–
Cash at end of period	$1,866	$4,345	$1,866
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–	$–
Cash paid for taxes	$–	$–	$–

See accompanying notes to consolidated financial statements.

                 Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

			For the Period
			July 8, 2010
			(Inception of
	For the Three Months Ended		Exploration Stage) to
	March 31,		to March 31,
	2013	2012	2013
Non-cash investing and financing activities:
Beneficial conversion feature on secured loan	$–	$–	$(62,019)
Additional paid in capital	$–	$–	$62,019
Conversion of accrued compensation to common stock:
Accrued compensation	$–	$–	$(79,764)
Common stock	$–	$–	$1,595
Additional paid in capital	$–	$–	$78,169
Conversion of amounts due to related parties to common stock:
Amounts due to related parties	$–	$–	$(204,660)
Common stock	$–	$–	$4,093
Additional paid in capital	$–	$–	$200,567
Warrants issued for prepaid consulting fees	$–	$(19,500)	$(19,500)
Additional paid in capital	$–	$19,500	$19,500
Conversion of secured convertible promissory note and accrued interest to common stock
Secured convertible promissory note	$–	$–	$(379,055)
Common stock	$–	$–	$18,953
Additional paid in capital	$–	$–	$360,102
Conversion of related party payable to capital	$–	$–	$19,603
Additional paid in capital	$–	$–	$(19,603)
Value of mineral rights contributed to the Company	$–	$–	$(54,027)
Additional paid in capital	$–	$–	$54,027
Contribution of 19,792,500 shares of common stock to treasury by principal shareholder:	$–	$–	$(129,851)
Additional paid in capital	$–	$–	$129,851
Retirement and cancellation of 19,792,500 shares of common stock:
Common stock	$–	$–	$(19,793)
Treasury stock	$–	$–	$129,851
Deficit accumulated from prior operations	$–	$–	$(110,058)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with the 2012 annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2013.

Reclassifications

Certain items on the 2012 statement of operations and statement of cash flows have been reclassified to conform to current period presentation.

Exploration Stage Company

As of July 8, 2010, the Company became an “exploration stage company” as defined in the SEC Industry Guide 7, and is subject to compliance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.  For the period from September 6, 2007 (Inception) to July 8, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets.  To date, the Company's planned principal operations have not fully commenced.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $65,899 for the three months ended March 31, 2013 and has incurred cumulative losses since inception of the exploration stage of $18,520,639.  The Company has a stockholders’ deficit of $342,070 at March 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 2 – Mineral Properties

For the three months ended March 31, 2013 and 2012, the Company has incurred $nil and $36,560 in mineral property costs which have been charged to operations.  A summary by property is as follows:

	Ziggurat	Poker Flats	Arbacoochee
	Property	Property	Gold Prospect	Total

Three Months Ended March 31, 2013

Impairment	$–	$–	$–	$–

Option payments	–	–	–	–

Property expenditures	–	–	–	–

Exploration costs	–	–	–	–

	$–	$–	$–	$ –-

Three Months Ended March 31, 2012

Impairment	$–	$–	$–	$–

Option payments	–	–	–	–

Property expenditures	–	36,560	–	36,560

Exploration costs	–	–	–	–

	$–	$36,560	$–	$36,560

From July 8, 2010 (Inception of Exploration Stage) to March 31, 2013

Impairment	$–	$–	$104,027	$104,027

Option payments	10,288,010	5,056,750	–	15,344,760

Property expenditures	–	93,120	–	93,120

Exploration costs	205,725	111,188	3,820	320,733

	$10,493,735	$5,261,058	$107,847	$15,862,640

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

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 2 – Mineral Properties (Continued)

Ziggurat Property (Continued)

MMC is the owner of a 100% interest in certain mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;
•	Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
•	The Company has paid to MMC $25,000 upon executing the Option Agreement;
•	The Company has paid to MMC $35,000 on May 27, 2011;
•	The Company shall pay to MMC $25,000 on or before the second anniversary date of the Agreement ($17,160 paid and $7,840 accrued as of March 31, 2013);
•	The Company shall pay to MMC $25,000 on or before the third anniversary date of the Agreement;
•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company;
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
•	Sphere is required to issue certain shares of common stock to MMC;
•	The Company granted a 2.5% Net Smelter Royalty (“NSR”) for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

Further, the Company paid $117,250 and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of March 31, 2013, the Company has neither filed the S-1 nor obtained such financing.

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
10

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 2 – Mineral Properties (Continued)

Poker Flats Property (Continued)

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

At December 31, 2010, the Company impaired the Arbacoochee Gold Prospect and $104,027 was charged to operations.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 3 – Related Party Transactions

During the three months ended March 31, 2013, Sphere advanced $12,160 to the Company for a balance of $21,160 (December 31, 2012 - $9,000).  The advance has no repayment date and does not bear interest.

During the year ended December 31, 2012, the Company’s President and Director advanced $19,000 to the Company for working capital purposes. $6,000 was repaid during the three months ended March 31, 2013, resulting in a balance of $13,000 at March 31, 2013. The advance has no repayment date and does not bear interest.

Accounts payable at March 31, 2013 includes $22,000 (December 31, 2012 - $19,000) of amounts due to the Company’s Chief Financial Officer for services rendered. Accrued expenses at March 31, 2013 and December 31, 2012 include $102,000 and $51,000, respectively, of accrued compensation for officers.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

Note 4 – Stockholders’ Deficit

The Company’s authorized number of common shares is 1,000,000,000 with a $0.001 par value.

Warrants

The following table summarizes warrant transactions for the year ended December 31, 2012 and the three months ended March 31, 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2011	1,599,975	$5.94	4.59	$–
Granted in 2012	900,000	$0.10

Outstanding at December 31, 2012	2,499,975	$3.84	3.80	$–
Granted in 2013	–

Outstanding at March 31, 2013	2,499,975	$3.84	3.55

Exercisable at March 31, 2013	2,499,975	$3.84	3.55	$–

Weighted Average Grant Date Fair Value		$2.09

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

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 4 – Stockholders’ Deficit (Continued)

2012 Equity Plan (Continued)

The Company has granted stock options to employees. The following summarizes option activity under the 2012 Plan for the year ended December 31, 2012 and the three months ended March 31, 2013:

		Common	Weighted
	Shares	stock	average
	available for	options	exercise
	grant	outstanding	price

Shares issued at plan inception	4,750,000	–	$–

Options granted	(4,000,000)	4,000,000	0.10

Options exercised	–	–	–

Options cancelled or expired	–	–	–

Balance at December 31, 2012	750,000	4,000,000	$0.10

Options granted	–	–	–

Options exercised	–	–	–

Options cancelled or expired	–	–	–

Balance at March 31, 2013	750,000	4,000,000	$0.10

The following table summarizes information with respect to stock options outstanding and exercisable by employees under the 2012 Plan at March 31, 2013:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.10	4,000,000	9.75	$0.10	$ 320,000	4,000,000	$0.10	$ 320,000

During the year ended December 31, 2012, the Company issued 4,000,000 options to employees with a grant date fair value of $0.02. As the options were fully vested upon their grant, the entire fair value of $80,000 was recognized as stock option expense for the year ended December 31, 2012. No options were granted during the three months ended March 31, 2013.

Note 5 – Settlement of Debt

On February 10, 2012, two parties, a consultant and a former employee of the Company, released the Company of remaining contractual amounts due to them totaling $75,000 which were recorded in accrued liabilities at December 31, 2011.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 6 – Commitments and Contingencies

See Note 2 – Mineral Properties.

As of September 1, 2012, the Company’s corporate office is leased from a company owned by its Chief Financial Officer for $1,000 per month on a month-to-month basis.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

MMC is the owner of a 100% interest in 64 lode mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property.  Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $250,000 and completing and delivering to the Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,
•	The Company has paid to the Optionor $25,000 upon executing the Option Agreement,
•	Sphere has issued to the Optionor 350,000 shares of Sphere Resources, Inc. common stock,
•	Sphere will issue to the Optionor an additional 150,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
•	Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% Net Smelter Return (“NSR”) production royalty for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC and a 2% NSR to Sphere,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 100% of the 2% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere.

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

MMC is the owner of a 100% interest in 227 lode mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,
17

•	The Company has paid to the Optionor $25,000 upon executing the Option Agreement,
•	The Company has paid to the Optionor $35,000 in 2011,
•	The Company shall pay to the Optionor $25,000 on or before the second anniversary date of the Agreement ($17,160 paid as of March 31, 2013),
•	The Company shall pay to Optionor $25,000 on or before the third anniversary date of the Agreement,
•	Sphere has issued to Optionor 550,000 shares of Sphere Resources, Inc. common stock,
•	Sphere will issue to Optionor an additional 250,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
•	The Company granted a 2.5% NSR for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

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

Results of Operations

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and For the Period July 8, 2010 (Inception of Exploration Stage) to March 31, 2013

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to March 31, 2013 as we are still in the exploration stage.

Operating Expenses and Other Income

For the three months ended March 31, 2013 our total operating expenses were $65,899 compared to $286,168 for the three months ended March 31, 2012 resulting in a decrease of $220,269. The decrease is attributable to decreases in mineral property expenditures of $36,560. General and administrative expenses decreased $183,709 due primarily to decreases in consulting, legal and professional fees of $26,293; compensation of $14,657; stock compensation of $124,938; and general office, travel and overhead expense of $16,856.

For the period from July 8, 2010 (inception of exploration stage) to March 31, 2013, total expenses and net loss were $18,520,639, composed of general and administrative expenses of $2,291,926, mineral exploration costs of $320,733, mineral property expenditures of $93,120, mineral property option payments of $15,344,760, impairment of mineral property costs of $104,027, and interest expense of $441,073, offset by a gain on the settlement of debts of $75,000.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2013 and 2012, we funded our operations through advances from third parties, shareholders and officers. Our principal use of funds during the three months ended March 31, 2013 has been for general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2013 compared to the three months ended March 31, 2012

As of March 31, 2013, we had cash of $1,866 and deficit in working capital of $343,847.  The Company generated a negative cash flow from operations of $15,431 for the three months ended March 31, 2013 compared to cash used in operations of $90,519 for the three months ended March 31, 2012. The negative cash flow from operating activities for the three months ended March 31, 2013 is primarily attributable to the Company's net loss from operations of $65,899, offset by depreciation of $507 and net changes in operating assets and liabilities of $49,961.  Cash used in operations for the three months ended March 31, 2012 is primarily attributable to the Company's net loss from operations of $211,168, offset by depreciation of $507, stock-based compensation of $124,938, and net changes in operating assets and liabilities of $70,204, and increased by gain on settlement of debt of $75,000.

During the three months ended March 31, 2013, the Company received advances from Sphere of $12,160, and made repayments to its President of $6,000. During the three months ended March 31, 2012, the Company received advances from Sphere of $90,000.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended December 31, 2012 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K as filed on April 15, 2013, for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

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

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies.

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

Date: May 10, 2013	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)

