Form 10-Q
period 2013-06-30
Spartan Gold Ltd.
filed 2013-08-19
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013 the registrant had 42,335,944 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

FORM 10-Q

JUNE 30, 2013

INDEX

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the Period July 8, 2010 (Inception of Exploration Stage) to June 30, 2013 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period July 8, 2010 (Inception of Exploration Stage) to June 30, 2013 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings	21
Item 1.A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

SIGNATURES		23

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash	$2,607	$11,137

Total current assets	2,607	11,137

Property and equipment, net	1,269	2,284

Total assets	$3,876	$13,421

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable (Note 3)	$163,182	$187,379
Accrued expenses (Note 3)	169,799	74,213
Due to related parties (Note 3)	83,500	28,000

Total current liabilities	416,481	289,592

Commitments and contingencies (Note 6)

Stockholders' deficit (Note 4):
Common stock $.001 par value 1,000,000,000 shares authorized, 42,085,944 shares issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	42,086	42,086
Common stock issuable, 250,000 shares issuable at June 30, 2013 and December 31, 2012, respectively	12,500	12,500
Additional paid-in capital	18,332,114	18,332,114
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(18,591,174)	(18,454,740)
Total stockholders' deficit	(412,605)	(276,171)

Total liabilities and stockholders' deficit	$3,876	$13,421

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

					For the Period
					July 8, 2010
					(Inception of
	For the Three Months Ended		For the Six Months Ended		Exploration Stage)
	June 30,		June 30,		to June 30,
	2012	2011	2013	2012	2013
Operating expenses:
General and administrative	$78,375	$163,845	$144,274	$413,453	$2,370,301
Mineral property impairment (Note 2)	–	–	–	–	104,027
Mineral property option payments (Note 2)	–	–	–	–	15,344,760
Mineral property expenditures (Note 2)	–	–	–	36,560	93,120
Mineral property exploration costs (Note 2)	(7,840)	7,435	(7,840)	7,435	312,893
Total operating expenses	70,535	171,280	136,434	457,448	18,225,101

Other income (expense):
Gain on settlement of debt (Note 5)	–	–	–	75,000	75,000
Interest expense	–	–	–	–	(441,073)

Net loss	$(70,535)	$(171,280)	$(136,434)	$(382,448)	$(18,591,174)

Net loss per share - Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares oustanding during the period - Basic and diluted	42,085,944	31,694,658	42,085,944	31,670,757

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,		For the Period July 8, 2010 (Inception of to Exploration Stage) June 30,
	2013	2012	2013

Cash flows used in operating activities:
Net loss	$(136,434)	$(382,448)	$(18,591,174)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,015	1,014	4,820
Stock-based compensation	–	134,582	1,125,455
Stock issuable for finance fees	–	–	12,500
Accretion of discount on secured convertible promissory note for commitment shares and warrants	–	–	344,594
Accretion of beneficial conversion feature on secured convertible promissory notes and loans	–	–	92,424
Interest accrued on secured convertible promissory note	–	–	4,055
Non-cash mineral property expenditures	–	–	15,254,760
Impairment of mineral rights	–	–	104,027
Gain on settlement of debt	–	(75,000)	(75,000)
Changes in operating assets and liabilities:
Prepaid expenses	–	4,163	–
Accounts payable	(24,197)	57,788	99,967
Accrued expenses	95,586	155,822	382,808
Net cash used in operating activities	(64,030)	(104,079)	(1,240,764)

Cash flows used in investing activities:
Purchase of property and equipment	–	–	(6,089)
Acquisition of mineral rights	–	–	(50,000)
Net cash used in investing activities	–	–	(56,089)

Cash flows from financing activities:
Advances from third parties	–	50,000	62,020
Advances from related parties	61,500	50,000	229,500
Payments to related parties	(6,000)	–	(23,360)
Proceeds from issuance of note payable, related parties	–	–	200,000
Proceeds from sale of common stock	–	–	831,300
Net cash provided by financing activities	55,500	100,000	1,299,460

Net increase (decrease) in cash	(8,530)	(4,079)	2,607

Cash at beginning of period	11,137	4,864	–

Cash at end of period	$2,607	$785	$2,607

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

			For the Period
			July 8, 2010
			(Inception of
	For the Six Months Ended		Exploration Stage) to
	June 30,		to June 30,
	2013	2012	2013
Non-cash investing and financing activities:

Benefical conversion feature on secured loan	$–	$–	$(62,019)
Additional paid in capital	$–	$–	$62,019

Conversion of accrued compensation to common stock:
Accrued compensation	$–	$–	$(79,764)
Common stock	$–	$–	$1,595
Additional paid in capital	$–	$–	$78,169

Conversion of amounts due to related parties to common stock:
Amounts due to related parties	$–	$–	$(204,660)
Common stock	$–	$–	$4,093
Additional paid in capital	$–	$–	$200,567

Warrants issued for prepaid consulting fees	$–	$(19,500)	$(19,500)
Additional paqid in capital	$–	$19,500	$19,500

Conversion of secured convertible promissory note and accrued interest to common stock
Secured convertible promissory note	$–	$–	$(379,055)
Common stock	$–	$–	$18,953
Additional paid in capital	$–	$–	$360,102

Conversion of related party payable to capital	$–	$–	$19,603
Additional paid in capital	$–	$–	$(19,603)

Value of mineral rights contributed to the Company	$–	$–	$(54,027)
Additional paid in capital	$–	$–	$54,027

Contribution of 19,792,500 shares of common stock to treasury by principal shareholder:	$–	$–	$(129,851)
Additional paid in capital	$–	$–	$129,851

Retirement and cancellation of 19,792,500 shares of common stock:
Common stock	$–	$–	$(19,793)
Treasury stock	$–	$–	$129,851
Deficit accumulated from prior operations	$–	$–	$(110,058)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited consolidated financial statements should be read in conjunction with the 2012 annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2013.

Reclassifications

Certain items on the 2012 statement of operations and statement of cash flows have been reclassified to conform to current period presentation.

Exploration Stage Company

As of July 8, 2010, the Company became an “exploration stage company” as defined in the SEC Industry Guide 7, and is subject to compliance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.  For the period from September 6, 2007 (Inception) to July 8, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” has been separately presented in the accompanying consolidated balance sheets.  To date, the Company's planned principal operations have not fully commenced.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $136,434 for the six months ended June 30, 2013 and has incurred cumulative losses since inception of the exploration stage of $18,591,174.  The Company has a stockholders’ deficit of $412,605 at June 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 2 – Mineral Properties

For the six months ended June 30, 2013 and 2012, the Company has incurred (recovered) $(7,840) and $43,995 in mineral property costs which have been charged to operations.  A summary by property is as follows:

	Ziggurat	Poker Flats	Arbacoochee
	Property	Property	Gold Prospect	Total

Six Months Ended June 30, 2013

Impairment	$–	$–	$–	$–

Option payments	–	–	–	–

Property expenditures	–	–	–	–

Exploration costs	–	(7,840)	–	(7,840)

	$–	$(7,840)	$–	$(7,840)

Six Months Ended June 30, 2012

Impairment	$–	$–	$–	$–

Option payments	–	–	–	–

Property expenditures	–	36,560	–	36,560

Exploration costs	3,705	3,730	–	7,435

	$3,705	$40,290	$–	$43,995

From July 8, 2010 (Inception of Exploration Stage) to June 30, 2013

Impairment	$–	$–	$104,027	$104,027

Option payments	10,288,010	5,056,750	–	15,344,760

Property expenditures	–	93,120	–	93,120

Exploration costs	205,725	103,348	3,820	312,893

	$10,493,735	$5,253,218	$107,847	$15,854,800

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

June 30, 2013

(unaudited)

Note 2 – Mineral Properties (Continued)

Ziggurat Property (Continued)

MMC is the owner of a 100% interest in certain mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;
•	Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
•	The Company has paid to MMC $25,000 upon executing the Option Agreement;
•	The Company has paid to MMC $35,000 on May 27, 2011;
•	The Company has paid to MMC $25,000 on or before the second anniversary date of the Agreement);
•	The Company shall pay to MMC $25,000 on or before the third anniversary date of the Agreement;
•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company;
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
•	Sphere is required to issue certain shares of common stock to MMC;
•	The Company granted a 2.5% Net Smelter Royalty (“NSR”) for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

Further, the Company paid $117,250 and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of June 30, 2013, the Company has neither filed the S-1 nor obtained such financing.

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

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 2 – Mineral Properties (Continued)

Poker Flats Property (Continued)

•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $250,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
•	Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% NSR for any and all products that are produced from the Poker Flats mining claims to MMC and a 2% NSR to Sphere;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 100% of the 2% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere.

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

At December 31, 2010, the Company impaired the Arbacoochee Gold Prospect and $104,027 was charged to operations.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 3 – Related Party Transactions

During the six months ended June 30, 2013, Sphere advanced $61,500 to the Company for a balance of $70,500 (December 31, 2012 - $9,000).  The advance has no repayment date and does not bear interest.

During the year ended December 31, 2012, the Company’s President and Director advanced $19,000 to the Company. $6,000 was repaid during the six months ended June 30, 2013, resulting in a balance of $13,000 at June 30, 2013. The advance has no repayment date and does not bear interest.

Accounts payable at June 30, 2013 includes $25,000 (December 31, 2012 - $19,000) of amounts due to the Company’s Chief Financial Officer for services rendered and $19,139 (December 31, 2012 - $19,139) of amounts due to one of the Company’s directors for reimbursement of rent and travel expenses. Accrued expenses at June 30, 2013 and December 31, 2012 include $153,000 and $51,000, respectively, of accrued compensation for officers.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

Note 4 – Stockholders’ Deficit

The Company’s authorized number of common shares is 1,000,000,000 with a $0.001 par value.

Warrants

The following table summarizes warrant transactions for the year ended December 31, 2012 and the six months ended June 30, 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2011	1,599,975	$5.94	4.59	$–
Granted in 2012	900,000	$0.10		72,000

Outstanding at December 31, 2012	2,499,975	$3.84	3.80	$72,000
Granted in 2013	–

Outstanding at June 30, 2013	2,499,975	$3.84	3.30	$72,000

Exercisable at June 30, 2013	2,499,975	$3.84	3.30	$72,000

Weighted Average Grant Date Fair Value		$2.09

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

June 30, 2013

(unaudited)

Note 4 – Stockholders’ Deficit (Continued)

2012 Equity Plan (Continued)

The Company has granted stock options to employees. The following summarizes option activity under the 2012 Plan for the year ended December 31, 2012 and the six months ended June 30, 2013:

		Common	Weighted
	Shares	stock	average
	available for	options	exercise
	grant	outstanding	price

Shares issued at plan inception	4,750,000	–	$–

Options granted	(4,000,000)	4,000,000	0.10

Options exercised	–	–	–

Options cancelled or expired	–	–	–

Balance at December 31, 2012	750,000	4,000,000	$0.10

Options granted	–	–	–

Options exercised	–	–	–

Options cancelled or expired	–	–	–

Balance at June 30, 2013	750,000	4,000,000	$0.10

The following table summarizes information with respect to stock options outstanding and exercisable by employees under the 2012 Plan at June 30, 2013:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.10	4,000,000	9.50	$0.10	$320,000	4,000,000	$0.10	$320,000

During the year ended December 31, 2012, the Company issued 4,000,000 options to employees with a grant date fair value of $0.02. As the options were fully vested upon their grant, the entire fair value of $80,000 was recognized as stock option expense for the year ended December 31, 2012. No options were granted during the six months ended June 30, 2013.

Note 5 – Settlement of Debt

On February 10, 2012, two parties, a consultant and a former employee of the Company, released the Company of remaining contractual amounts due to them totaling $75,000 which were recorded in accrued liabilities at December 31, 2011.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 6 – Commitments and Contingencies

See Note 2 – Mineral Properties.

As of September 1, 2012, the Company’s corporate office is leased from a company owned by its Chief Financial Officer for $1,000 per month on a month-to-month basis.

Note 7 – Subsequent Events

On July 29, 2013, the Company issued 250,000 shares of its common stock to Tamimi Investments and Mining Co. (“TIMCO”) for consideration of its assignment of debt to Sphere. The value of these shares, $12,500, was recorded as common stock issuable at June 30, 2013 and December 31, 2012.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

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

MMC is the owner of a 100% interest in 227 lode mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,

•	The Company has paid to the Optionor $25,000 upon executing the Option Agreement,
•	The Company has paid to the Optionor $35,000 in 2011,
•	The Company has paid to the Optionor $25,000 on or before the second anniversary date of the Agreement,
•	The Company shall pay to Optionor $25,000 on or before the third anniversary date of the Agreement,
•	Sphere has issued to Optionor 550,000 shares of Sphere Resources, Inc. common stock,
•	Sphere will issue to Optionor an additional 250,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
•	The Company granted a 2.5% NSR for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

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

Results of Operations

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and For the Period July 8, 2010 (Inception of Exploration Stage) to June 30, 2013

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to June 30, 2013 as we are still in the exploration stage.

Operating Expenses and Other Income

For the three months ended June 30, 2013 our total operating expenses were $70,535 compared to $171,280 for the three months ended June 30, 2012 resulting in a decrease of $100,745. The decrease is attributable to decreases in general and administrative expenses of $85,470 due primarily to decreases in consulting, legal and professional fees of $28,005, compensation of $17,180; stock compensation of $9,644; and general office, travel and overhead expense of $33,420. Exploration costs decreased $15,275 due to a refund of 2012 state filing fees of $7,840. Overall the decrease in operating expenses during the three months ended June 30, 2013 was due to the Company’s minimal cash on hand to fund general and administrative expenditures.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012 and For the Period July 8, 2010 (Inception of Exploration Stage) to June 30, 2013

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to June 30, 2013 as we are still in the exploration stage.

Operating Expenses and Other Income

For the six months ended June 30, 2013 our total operating expenses were $136,434 compared to $457,448 for the six months ended June 30, 2012 resulting in a decrease of $321,014. The decrease is attributable to decreases in mineral property expenditures of $36,560, general and administrative expenses of $269,179 due primarily to decreases in consulting, legal and professional fees of $54,298, compensation of $31,837; stock compensation of $134,582; and general office, travel and overhead expense of $30,648. Exploration costs decreased $15,275 due to a refund of 2012 state filing fees of $7,840. Overall the decrease in operating expenses during the six months ended June 30, 2013 was due to the Company’s minimal cash on hand to fund general and administrative expenditures.

For the period from July 8, 2010 (inception of exploration stage) to June 30, 2013, total expenses and net loss were $18,591,174, composed of general and administrative expenses of $2,370,301, mineral exploration costs of $312,893, mineral property expenditures of $93,120, mineral property option payments of $15,344,760, impairment of mineral property costs of $104,027, and interest expense of $441,073, offset by a gain on the settlement of debts of $75,000.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2013 and 2012, we funded our operations through advances from third parties, shareholders and officers. Our principal use of funds during the six months ended June 30, 2013 has been for general corporate expenses.

Liquidity and Capital Resources during the six months ended June 30, 2013 compared to the six months ended June 30, 2012

As of June 30, 2013, we had cash of $2,607 and deficit in working capital of $413,874.  The Company generated a negative cash flow from operations of $64,030 for the six months ended June 30, 2013 compared to cash used in operations of $104,079 for the six months ended June 30, 2012. The negative cash flow from operating activities for the six months ended June 30, 2013 is primarily attributable to the Company's net loss from operations of $136,434, offset by depreciation of $1,015 and net changes in operating assets and liabilities of $71,389.  Cash used in operations for the six months ended June 30, 2012 is primarily attributable to the Company's net loss from operations of $382,448, offset by depreciation of $1,104, stock-based compensation of $134,582, and net changes in operating assets and liabilities of $217,773, and increased by gain on settlement of debt of $75,000.

During the six months ended June 30, 2013, the Company received advances from Sphere of $61,500, and made repayments to its President of $6,000. During the six months ended June 30, 2012, the Company received advances of $90,000 from Sphere and $10,000 from its President.

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

There is no assurance that our operations will be profitable. Historically, the Company has conducted private placements of its common stock, which have generated funds to satisfy the initial cash requirements of its planned Nevada exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

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

Date: August 19, 2013	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2013	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)

