Form 10-Q
period 2013-09-30
Spartan Gold Ltd.
filed 2013-11-14
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 ____________

FORM 10-Q

____________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 001-34996

____________________________________________

SPARTAN GOLD LTD.

(Exact name of registrant as specified in its charter)

____________________________________________

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

Yes ☐  No ☒

As of November 4, 2013 the registrant had 42,335,944 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

FORM 10-Q

SEPTEMBER 30, 2013

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and for the Period July 8, 2010 (Inception of Exploration Stage) to September 30, 2013 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period July 8, 2010 (Inception of Exploration Stage) to September 30, 2013 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1.A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES		22

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash	$1,101	$11,137

Total current assets	1,101	11,137

Property and equipment, net	762	2,284

Total assets	$1,863	$13,421

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable (Note 3)	$158,721	$187,379
Accrued expenses (Note 3)	216,852	74,213
Due to related parties (Note 3)	111,400	28,000

Total current liabilities	486,973	289,592

Commitments and contingencies (Note 6)

Stockholders' deficit (Note 4):
Common stock $.001 par value 1,000,000,000 shares authorized, 42,335,944 and 42,085,944 shares issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	42,336	42,086
Common stock issuable, nil and 250,000 shares issuable at September 30, 2013 and December 31, 2012, respectively	–	12,500
Additional paid-in capital	18,344,364	18,332,114
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(18,663,679)	(18,454,740)
Total stockholders' deficit	(485,110)	(276,171)

Total liabilities and stockholders' deficit	$1,863	$13,421

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period July 8, 2010 (Inception of Exploration Stage) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Operating expenses:
General and administrative	$50,605	$115,154	$194,879	$528,607	$2,420,906
Mineral property impairment (Note 2)	–	–	–	–	104,027
Mineral property option payments (Note 2)	–	–	–	–	15,344,760
Mineral property expenditures (Note 2)	10,000	–	10,000	36,560	103,120
Mineral property exploration costs (Note 2)	11,900	39,497	4,060	46,932	324,793
Total operating expenses	72,505	154,651	208,939	612,099	18,297,606

Other income (expense):
Gain on settlement of debt (Note 5)	–	–	–	75,000	75,000
Interest expense	–	(41,346)	–	(41,346)	(441,073)

Net loss	$(72,505)	$(195,997)	$(208,939)	$(578,445)	$(18,663,679)

Net loss per share - Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding during the period -
Basic and diluted	42,257,140	31,694,658	42,144,552	31,678,782

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,		For the Period July 8, 2010 (Inception of Exploration Stage) to September 30,
	2013	2012	2013

Cash flows used in operating activities:
Net loss	$(208,939)	$(578,445)	$(18,663,679)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,522	1,521	5,327
Stock-based compensation	–	142,000	1,125,455
Stock issuable for finance fees	–	–	12,500
Accretion of discount on secured convertible promissory note for commitment shares and warrants	–	–	344,594
Accretion of beneficial conversion feature on secured convertible promissory notes and loans	–	41,346	92,424
Interest accrued on secured convertible promissory note	–	–	4,055
Non-cash mineral property expenditures	–	–	15,254,760
Impairment of mineral rights	–	–	104,027
Gain on settlement of debt	–	(75,000)	(75,000)
Changes in operating assets and liabilities:
Prepaid expenses	–	4,163	–
Accounts payable	(28,658)	78,102	95,506
Accrued expenses	142,639	233,682	429,861
Net cash used in operating activities	(93,436)	(152,631)	(1,270,170)

Cash flows used in investing activities:
Purchase of property and equipment	–	–	(6,089)
Acquisition of mineral rights	–	–	(50,000)
Net cash used in investing activities	–	–	(56,089)

Cash flows from financing activities:
Advances from third parties	–	62,020	62,020
Advances from related parties	89,400	109,000	257,400
Payments to related parties	(6,000)	(17,360)	(23,360)
Proceeds from issuance of note payable, related parties	–	–	200,000
Proceeds from sale of common stock	–	–	831,300
Net cash provided by financing activities	83,400	153,660	1,327,360

Net increase (decrease) in cash	(10,036)	1,029	1,101

Cash at beginning of period	11,137	4,864	–

Cash at end of period	$1,101	$5,893	$1,101

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

			For the Period
			July 8, 2010
			(Inception of
	For the Nine Months Ended		Exploration Stage)
	September 30,		to September 30,
	2013	2012	2013

Non-cash investing and financing activities:
Stock issued for financing fees
Common stock	$250	$–	$250
Additional paid in capital	$12,250	$–	$12,250
Common stock issuable	$(12,500)	$–	$(12,500)

Beneficial conversion feature on secured loan	$–	$(62,019)	$(62,019)
Additional paid in capital	$–	$62,019	$62,019

Conversion of accrued compensation to common stock:
Accrued compensation	$–	$–	$(79,764)
Common stock	$–	$–	$1,595
Additional paid in capital	$–	$–	$78,169

Conversion of amounts due to related parties to common stock:
Amounts due to related parties	$–	$–	$(204,660)
Common stock	$–	$–	$4,093
Additional paid in capital	$–	$–	$200,567

Conversion of secured convertible promissory note and accrued interest to common stock
Secured convertible promissory note	$–	$–	$(379,055)
Common stock	$–	$–	$18,953
Additional paid in capital on stock issued	$–	$–	$360,102

Conversion of related party payable to capital	$–	$–	$19,603
Additional paid in capital	$–	$–	$(19,603)

Value of mineral rights contributed to the Company	$–	$–	$(54,027)
Additional paid in capital	$–	$–	$54,027

Contribution of 19,792,500 shares of common stock to treasury by principal shareholder:
Common stock	$–	$–	$(129,851)
Additional paid in capital	$–	$–	$129,851

Retirement and cancellation of 19,792,500 shares of common stock:
Common stock	$–	$–	$(19,793)
Treasury stock	$–	$–	$129,851
Deficit accumulated from prior operations	$–	$–	$(110,058)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

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

Reclassifications

Certain items on the 2012 statements of operations and statement of cash flows have been reclassified to conform to current period presentation.

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

September 30, 2013

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern (Continued)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $208,939 for the nine months ended September 30, 2013 and has incurred cumulative losses since inception of the exploration stage of $18,663,679.  The Company has a stockholders’ deficit of $485,110 at September 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 2 – Mineral Properties

For the nine months ended September 30, 2013 and 2012, the Company has incurred $14,060 and $83,492 in mineral property costs which have been charged to operations.  A summary by property is as follows:

	Ziggurat	Poker Flats	Arbacoochee
	Property	Property	Gold Prospect	Total

Nine Months Ended September 30, 2013

Property expenditures	$–	$10,000	$–	$10,000
Exploration costs	2,940	1,120	–	4,060

	$2,940	$11,120	$–	$14,060

Nine Months Ended September 30, 2012

Property expenditures	$–	$36,560	$–	$36,560
Exploration costs	30,321	16,611	–	46,932

	$30,321	$53,171	$–	$83,492

From July 8, 2010 (Inception of Exploration Stage) to September 30, 2013

Impairment	$–	$–	$104,027	$104,027
Option payments	10,288,010	5,056,750	–	15,344,760
Property expenditures	–	103,120	–	103,120
Exploration costs	208,665	112,308	3,820	324,793

	$10,496,675	$5,272,178	$107,847	$15,876,700

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

September 30, 2013

(unaudited)

Note 2 – Mineral Properties (Continued)

Ziggurat Property (Continued)

MMC is the owner of a 100% interest in certain mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

—	Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;
—	Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
—	The Company has paid to MMC $25,000 upon executing the Option Agreement;
—	The Company has paid to MMC $35,000 on May 27, 2011;
—	The Company has paid to MMC $25,000 on or before the second anniversary date of the Agreement;
—	The Company shall pay to MMC $25,000 on or before the third anniversary date of the Agreement;
—	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company;
—	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Option or an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
—	Sphere is required to issue certain shares of common stock to MMC;
—	The Company granted a 2.5% Net Smelter Royalty (“NSR”) for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC;
—	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

Further, the Company paid $117,250 and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of September 30, 2013, the Company has neither filed the S-1 nor obtained such financing.

Poker Flats Property

On December 20, 2010, the Company entered into an Option and Mining Claim Acquisition Agreement between MMC and Sphere. The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in certain mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property.  Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

—	Issuance of 194,375 shares of common stock (issued and recorded at a fair value of $3,498,750) and 20,625 shares of common stock (issued and recorded at a fair value of $371,250) to Sphere and MMC, respectively on execution of the amended Option Agreement;
—	Issuance of a warrant to purchase 94,375 shares (recorded at a fair value of $906,000) and a warrant to purchase 20,625 shares (recorded at a fair value of $198,000) of common stock to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
—	The Company has paid to MMC $25,000 upon executing the Option Agreement;
—	Sphere is required to issue certain shares of common stock to MMC;
—	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company;

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 2 – Mineral Properties (Continued)

Poker Flats Property (Continued)

—	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $250,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
—	Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% NSR for any and all products that are produced from the Poker Flats mining claims to MMC and a 2% NSR to Sphere;
—	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point;
—	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 100% of the 2% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property located within the Carlin Mining District in Elko County, Nevada.

Under the terms of this Agreement, the Company agreed to pay Tomera a Production Royalty of 5% of NSR, as defined in the Agreement. In order to maintain this Agreement in effect, the Company shall pay to Tomera Advance Minimum Royalty (“AMR”) Payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. The Company paid, at the execution of the Agreement, $30,800 for the first year of the lease based on the 1,760 net mineral acres leased at $17.50 per acre. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The Company paid $30,800 and $30,800 during the years ended December 31, 2012 and 2011, respectively, and $10,000 during the nine months ended September 30, 2013. The term of the Agreement is for a period of ten years. The Company has the option to extend the initial term for an additional ten year period.

In connection with the Mining Lease and Agreement, the Company entered into a Surface Access and Use Agreement on April 1, 2011 with Kevin Tomera, a Nevada resident, which grants the Company general rights of ingress and egress over certain surface tracts and the right to use the surface tracts in conduct of its mineral exploration, development and mining activities. Additionally, Tomera has granted the Company an option to purchase portions of the surface tracts. Under the terms of the Surface Access and Use Agreement, the Company agrees to pay Kevin Tomera annual rental of $4.50 per acre for each acre of land included in the surface tracts. The Company paid $5,760 and $5,760 during the years ended December 31, 2012 and 2011, respectively, and $-0- during the nine months ended September 30, 2013. The term of the Agreement is for ten years.

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

At December 31, 2010, the Company impaired the Arbacoochee Gold Prospect and $104,027 was charged to operations.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 3 – Related Party Transactions

During the nine months ended September 30, 2013, Sphere advanced $89,400 to the Company for a balance of $98,400 (December 31, 2012 - $9,000).  The advance has no repayment date and does not bear interest.

During the year ended December 31, 2012, the Company’s President and Director advanced $19,000 to the Company. $6,000 was repaid during the nine months ended September 30, 2013, resulting in a balance of $13,000 at September 30, 2013. The advance has no repayment date and does not bear interest.

Accounts payable at September 30, 2013 includes $28,000 (December 31, 2012 - $19,000) of amounts due to the Company’s Chief Financial Officer for services rendered and $19,139 (December 31, 2012 - $19,139) of amounts due to one of the Company’s directors for reimbursement of rent and travel expenses. Accrued expenses at September 30, 2013 and December 31, 2012 include $204,000 and $51,000, respectively, of accrued compensation for officers.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

Note 4 – Stockholders’ Deficit

The Company’s authorized number of common shares is 1,000,000,000 with a $0.001 par value.

On July 29, 2013, the Company issued 250,000 shares of its common stock to Tamimi Investments and Mining Co. (“TIMCO”) for consideration of its assignment of debt to Sphere. The value of these shares, $12,500, was recorded as common stock issuable at December 31, 2012.

Warrants

The following table summarizes warrant transactions for the year ended December 31, 2012 and the nine months ended September 30, 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2011	1,599,975	$5.94	4.59	$–
Granted in 2012	900,000	$0.10		–

Outstanding at December 31, 2012	2,499,975	$3.84	3.80	$–
Granted in 2013	–

Outstanding at September 30, 2013	2,499,975	$3.84	3.05	$–

Exercisable at September 30, 2013	2,499,975	$3.84	3.05	$–

Weighted Average Grant Date Fair Value		$2.09

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 4 – Stockholders’ Deficit (Continued)

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

The Company has granted stock options to employees. The following summarizes option activity under the 2012 Plan for the year ended December 31, 2012 and the nine months ended September 30, 2013:

		Common	Weighted
	Shares	stock	average
	available for	options	exercise
	grant	outstanding	price

Shares issued at plan inception	4,750,000	–	$–

Options granted	(4,000,000)	4,000,000	0.10

Balance at December 31, 2012 and September 30, 2013	750,000	4,000,000	$0.10

The following table summarizes information with respect to stock options outstanding and exercisable by employees under the 2012 Plan at September 30, 2013:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
Exercise	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
price	outstanding	life (years)	price	value	vested	price	value

$0.10	4,000,000	9.25	$0.10	$–	4,000,000	$0.10	$–

During the year ended December 31, 2012, the Company issued 4,000,000 options to employees with a grant date fair value of $0.02. As the options were fully vested upon their grant, the entire fair value of $80,000 was recognized as stock option expense for the year ended December 31, 2012. No options were granted during the nine months ended September 30, 2013.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2013

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Poker Flats Property

On December 20, 2010, we entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC” or the “Optionor”) and Sphere Resources, Inc. (“Sphere”). The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in 64 lode mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property.  Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

—	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,

—	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $250,000 and completing and delivering to the Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,
—	The Company has paid to the Optionor $25,000 upon executing the Option Agreement,
—	Sphere has issued to the Optionor 350,000 shares of Sphere Resources, Inc. common stock,
—	Sphere will issue to the Optionor an additional 150,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
—	Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% Net Smelter Return (“NSR”) production royalty for any and all products that are produced from the Poker Flats mining claims to the lessor of the claims to MMC and a 2% NSR to Sphere,
—	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point,
—	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 100% of the 2% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere.

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

MMC is the owner of a 100% interest in 227 lode mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

—	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,
—	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,

—	The Company has paid to the Optionor $25,000 upon executing the Option Agreement,
—	The Company has paid to the Optionor $35,000 in 2011,
—	The Company has paid to the Optionor $25,000 on or before the second anniversary date of the Agreement,
—	The Company shall pay to Optionor $25,000 on or before the third anniversary date of the Agreement,
—	Sphere has issued to Optionor 550,000 shares of Sphere Resources, Inc. common stock,
—	Sphere will issue to Optionor an additional 250,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
—	The Company granted a 2.5% NSR for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC,
—	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

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

Results of Operations

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and For the Period July 8, 2010 (Inception of Exploration Stage) to September 30, 2013

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to September 30, 2013 as we are still in the exploration stage.

Operating Expenses and Other Income

For the three months ended September 30, 2013 our total operating expenses were $72,505 compared to $154,651 for the three months ended September 30, 2012 resulting in a decrease of $82,146. The decrease is attributable to decreases in general and administrative expenses of $64,549 due primarily to decreases in consulting, legal and professional fees of $24,802, compensation of $16,148; stock-based compensation of $7,418; and general office, travel and overhead expense of $16,181. Mineral property expenditures increased $10,000 and exploration costs decreased $27,596. Overall the decrease in operating expenses during the three months ended September 30, 2013 was due to the Company’s minimal cash on hand to fund general and administrative expenditures.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 and For the Period July 8, 2010 (Inception of Exploration Stage) to September 30, 2013

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to September 30, 2013 as we are still in the exploration stage.

Operating Expenses and Other Income

For the nine months ended September 30, 2013 our total operating expenses were $208,939 compared to $612,099 for the nine months ended September 30, 2012 resulting in a decrease of $403,160. The decrease is attributable to decreases in mineral property expenditures of $26,560, general and administrative expenses of $333,728 due primarily to decreases in consulting, legal and professional fees of $79,100, compensation of $47,984; stock-based compensation of $142,000; and general office, travel and overhead expense of $64,644. Exploration costs decreased $15,275 due to a refund of 2012 state filing fees of $7,840. Overall the decrease in operating expenses during the nine months ended September 30, 2013 was due to the Company’s minimal cash on hand to fund general and administrative expenditures.

For the period from July 8, 2010 (inception of exploration stage) to September 30, 2013, total expenses and net loss were $18,663,679, composed of general and administrative expenses of $2,420,906, mineral exploration costs of $324,793, mineral property expenditures of $103120, mineral property option payments of $15,344,760, impairment of mineral property costs of $104,027, and interest expense of $441,073, offset by a gain on the settlement of debts of $75,000.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2013 we funded our operations through advances from shareholders while for the nine months ended September 30, 2012 we funded our operations through advances from third parties, shareholders and officers. Our principal use of funds during the nine months ended September 30, 2013 has been for general corporate expenses.

Liquidity and Capital Resources during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

As of September 30, 2013, we had cash of $1,101 and deficit in working capital of $485,872.  The Company generated a negative cash flow from operations of $93,436 for the nine months ended September 30, 2013 compared to cash used in operations of $152,631 for the nine months ended September 30, 2012. The negative cash flow from operating activities for the nine months ended September 30, 2013 is primarily attributable to the Company's net loss from operations of $208,939, offset by depreciation of $1,522 and net changes in operating assets and liabilities of $113,981.  Cash used in operations for the nine months ended September 30, 2012 is primarily attributable to the Company's net loss from operations of $578,445, offset by depreciation of $1,521, stock-based compensation of $142,000, accretion of beneficial conversion feature on secured convertible promissory notes of $41,346 and net changes in operating assets and liabilities of $315,947, and increased by gain on settlement of debt of $75,000.

During the nine months ended September 30, 2013, the Company received advances from Sphere of $89,400, and made repayments to its President of $6,000. During the nine months ended September 30, 2012, the Company received advances of $62,020 from a third party, $90,000 from Sphere and $19,000 from its President and made payments of $17,360 to Sphere.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $1,500,000 in the next twelve months to carry out exploration and administration activities on our Nevada mineral properties. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. We will rely on loans and advances from our majority shareholder to fund our operations until we are able to raise necessary capital for exploration activities. There is no assurance that we will be able to raise the necessary financing.

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

Also on August 31, 2012, as a condition of the MOU, the Company entered into a convertible secured loan with TIMCO and received $62,020. The loan was secured by, and convertible into, 1,240,400 shares of the Company’s common stock. The loan did not bear interest and was convertible at the end of the due diligence period.

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

Date: November 14, 2013	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)

