Form 10-K
period 2013-12-31
Spartan Gold Ltd.
filed 2014-04-15
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer  ☐      Accelerated Filer  ☐       Non-Accelerated Filer  ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

On June 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,092,769, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.18. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of April 14, 2014 the registrant had 42,335,944 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

As of December 20, 2013 (the third anniversary date), we have included $304,622 of exploration and property expenditures on the property and have committed to another $208,496 of expenditures for a total of $513.118, As such, we believe we have earned the initial 51% interest. On March 29, 2014, the Company received a Notice of Default letter from MMC claiming that the Company did not meet its obligation in meeting the $500,000 exploration expenditure requirement per the amended Option and Mining Claim Acquisition Agreement and is requesting a payment of $163,600 to cure the claimed default. The Company believes it has met the obligation to fund the required exploration expenses and on April 4, 2014 sent a formal dispute to MMC’s claim and has requested that the disagreement be settled through arbitration. The outcome of such arbitration, if any, is unknown.

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

MMC is the owner of a 100% interest in 227 lode mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,
•	The Company has paid to Optionor $25,000 upon executing the Option Agreement,
•	The Company has paid to Optionor $35,000 in 2011,
•	The Company shall pay to Optionor $25,000 on or before the second anniversary sate of the Agreement ($5,000 paid as of December 31, 2013),
•	The Company shall pay to Optionor $25,000 on or before the third anniversary sate of the Agreement,
•	Sphere has issued to Optionor 550,000 shares of Sphere Resources, Inc. common stock,
•	Sphere will issue to Optionor an additional 250,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
•	The Company granted a 2.5% NSR for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC,
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

As of December 27, 2013 (the third anniversary date), we have incurred $213,659 of exploration and property expenditures on the property. Accordingly, we have not earned the initial 51% interest and pursuant to the terms of the Option and Claim Acquisition agreement, the agreement is terminated. We are currently renegotiating the Option and Mining Claim Acquisition Agreement to reflect current market conditions. We cannot assure that we will be successful in this renegotiation.

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

Employees

As of December 31, 2013, the Company has five employees.

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

Our auditor's report on our 2013 consolidated financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "December 31, 2013 Audited Financial Statements."

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

We may be subject to Penny Stock regulations and restrictions and you may have difficulty selling shares of our common stock

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a "penny stock," we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Malcolm Stevens, our Chief Executive Officer and Chairman of the Board of Directors, beneficially owns a substantial portion of our outstanding common stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders

Malcolm Stevens beneficially owns approximately 49.35% of our outstanding shares of common stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Additionally, Mr. Stevens is the executive Chairman of Sphere Resources, Inc. (“Sphere”), our largest shareholder and main creditor. Sphere is also in the business of acquiring, developing and mining of gold properties. The potential exists for a conflict of interest between the two companies.

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

We have identified material weaknesses in our internal controls over financial reporting. If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

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

Projects for the acquisition and development of the Company’s properties are subject to many factors, which are outside our control. These factors include general economic conditions in North America and worldwide (such as recession, inflation, unemployment, and interest rates), proximities to utilities and transportation, shortages of labor, equipment and skilled craftsmen, and the regulation by federal and state governmental authorities.

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

Item. 3. Legal Proceedings

On March 29, 2014, the Company received a Notice of Default letter from MMC claiming that the Company did not meet its obligation in meeting the $500,000 exploration expenditure requirement per the amended Option and Mining Claim Acquisition Agreement and is requesting a payment of $163,600 to cure the claimed default. The Company believes it has met the obligation to fund the required exploration expenses and on April 4, 2014 sent a formal dispute to MMC’s claim and has requested that the disagreement be settled through arbitration. The outcome of such arbitration, if any, is unknown.

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

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "SPAG.QB". As of December 31, 2013, the Company’s common stock was held by 147 shareholders of record, which does not include shares that are held in street or nominee name.

The Company’s shares commenced trading on or about October 19, 2010. The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended		For the Year Ended
	December 31, 2013		December 31, 2012
	High	Low	High	Low
First Quarter	$0.20	$0.02	$1.80	$0.20
Second Quarter	$0.20	$0.06	$0.93	$0.15
Third Quarter	$0.18	$0.05	$0.16	$0.06
Fourth Quarter	$0.12	$0.04	$0.40	$0.03

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
•	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

On July 8, 2010, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Spartan Gold Ltd. (“Spartan Gold”). Spartan Gold now operates as a U.S. based junior gold exploration and mining company. We have acquired the mineral rights to a property in Alabama and entered into an option agreement to acquire the mineral rights to certain properties located in Nevada. We are currently engaged in exploration activities on our Nevada properties to ascertain the feasibility of commencing production. In this respect we arranged the necessary funding for completion of CSAMT and related geological services on the Poker Flats property in Elko, Nevada in 2013. As of December 20, 2013, we believe have incurred $513,118 of exploration and property expenditures on the property, thus earning the initial 51% interest in the property.

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

Both properties, Poker Flats and Ziggurat, have completed geological and geochemical mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work to better define future drill and exploration targets. Our strategy is to advance Poker Flats to the drilling stage as aggressively as prudent financing will allow and to determine the presence of gold, silver or other precious mineral reserves. An updated NI 43-101 technical report will be produced for Poker Flats once the geological work, including subsequent interpretation of results, has been completed.

Poker Flats

In 2011, Spartan Gold completed detailed gravity and ground magnetic surveys on the Poker Flats property under the direction of Wright Geophysics. These new additional surveys should greatly assist with structural interpretation and define drill targets for gold. Following the completion of a CSAMT/IP survey the Company will initiate a 3,200 meter drill program to identify high grade feeder shoots from the continuation of gold mineralization of Gold Standard Ventures (“GSV”) high grade gold discovery and other targets which include the anomalous area, from Spartan’s magnetic survey, known as the “Mag Dome” hosts structures that should provide specific target environments.

The survey also indicates a shallow magnetic high similar to the one at the Central Bullion Discovery made at the Railroad Property by GSV. In a news release dated October 2, 2013 by GSV, it was stated that: “We are excited by this discovery of gold in oxide material at Bald Mountain as well as the multi-element potential of the broader Central Bullion area. We have recently expanded our surface sample coverage and are now looking at a target area for copper, gold and silver with a diameter of four kilometers.” There is no certainty further exploration will lead to discovery or development of similar deposits.

A breakdown of the estimated costs of the survey and drill program on Poker Flats is as follows:

Description	Cost
CSAMT Survey, consultancy fees and other	$250,000
10 Reverse Circulation Drill Holes (“RC”) - 2,000m	$193,000
4 Diamond Core Drill Holes (“DD”) – 1,200m	$466,000

CSAMT and related geological cost are scheduled for the spring of 2014. Drilling is scheduled for summer of 2014. After assessing the results of the drilling program in the first half of 2014, we will determine the next phase of drilling including a pre-feasibility study. If we are successful in doing so, we believe we can attract the attention of the existing mining companies already operating in the area or new mining companies to either enter into development agreements with us or to acquire the projects from us outright.

Ziggurat

We did not meet the commitment of incurring at least $1,500,000 on or before December 27, 2013 in order to earn a 51% interest in the Ziggurat property. Accordingly, pursuant to the terms of the Option and Claim Acquisition agreement, the agreement is terminated. We are currently renegotiating the Option and Mining Claim Acquisition Agreement to reflect current market conditions. We cannot assure that we will be successful in this renegotiation.

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

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012 and For the Period July 8, 2010 (Inception of Exploration Stage) to December 31, 2013

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to December 31, 2013 as we are still in the exploration stage.

Operating and Other Expenses

For the year ended December 31, 2013 our total operating expenses were $350,438 compared to $805,526 for the year ended December 31, 2012 resulting in a decrease of $455,088. The decrease is attributable to option payments on mineral properties of $25,000 for the year ended December 31, 2012 compared to option payments of $nil for the year ended December 31, 2013, mineral property expenditures of $48,060 and mineral exploration costs of $60,188 for the year ended December 31, 2013 compared to mineral property expenditures of $56,560 and mineral exploration costs of $20,417 for the year ended December 31, 2012. General and administrative expenses decreased $461,359 due primarily to decreases consulting, legal and professional fees of $81,908; stock based compensation of $235,167; employee compensation of $47,225; and general office, travel and overhead expense of $71,690.

We incurred $62,019 of interest expense for the year ended December 31, 2012, consisting of the accretion of loan discounts, compared to no interest expense for the year ended December 31, 2013. For the year ended December 31, 2012, a gain on the settlement of debt was realized in the amount of $75,000. As a result, net loss was $350,438 for the year ended December 31, 2013 compared to $792,545 for the year ended December 31, 2012.

For the period from July 8, 2010 (inception of exploration stage) to December 31, 2013, total expenses and net loss were $18,805,178, composed of general and administrative expenses of $2,481,087, mineral exploration costs of $380,921, mineral property expenditures of $141,180, mineral property option payments of $15,344,760, impairment of mineral property costs of 104,027, gain on the settlement of debt of $75,000 and interest expense of $441,073.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2013 and 2012, we funded our operations through loans from shareholders and officers and third parties. Our principal use of funds during the year ended December 31, 2013 has been for mineral exploration, ongoing acquisition of mineral property rights and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2013 compared to the year ended December 31, 2012

As of December 31, 2013, we had cash of $328 and deficit in working capital of $626,863. The Company generated a negative cash flow from operations of $126,394 for the year ended December 31, 2013 compared to negative cash flow from operations of $156,387 for the year ended December 31, 2012. The negative cash flow from operating activities for the year ended December 31, 2013 is primarily attributable to the Company's net loss from operations of $350,438, offset by depreciation of $2,030 and net cash from changes in operating assets and liabilities of $222,014. Cash used in operations for the year ended December 31, 2012 is primarily attributable to the Company's net loss from operations of $792,545, offset by noncash mineral property expenditures of $20,000, noncash stock based compensation of $470,307, stock issuable for finance fees of $12,500, depreciation of $2,029, accretion of discount to loan payable for beneficial conversion feature of $62,019, and net cash from changes in operating assets and liabilities of $144,303, and increased by a gain on the settlement of debt of $75,000.

We did not use any cash in investing activities during the year ended December 31, 2013 and 2012.

During the year ended December 31, 2013, the Company received $121,585 from advances from related parties. The Company made payments of $6,000 on the advances from related parties during the year ended December 31, 2013. During the year ended December 31, 2012, the Company raised $62,020 from loans from third parties and $118,000 from advances from related parties offset by payments made of $17,360 on the advances from related parties.

On November 25, 2013, pursuant to a stock purchase agreement, the Company received a $250,000 commitment from its Executive Director for the purchase of 2,500,000 shares of its common stock. These funds are yet to be received.

At December 31, 2013, we had a cash balance of $328. We anticipate cash needs of approximately $125,000 to sustain our current level of operations. We will rely on loans and advances from our majority shareholder to fund our operations until we are able to raise capital via sales of equity or debt securities. Any such sales of equity or debt securities are not certain and may not occur.

Should we be able to raise the necessary capital, we plan to spend approximately $1,500,000 in the next twelve months to carry out exploration and administration activities on our Nevada mineral properties. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

On December 27, 2012, Sphere elected to convert $142,640 of advances due to them for 2,852,800 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion. Effective December 31, 2012, Sphere entered into an agreement with the Company’s third party lender whereby the debt of $62,020 owed by Spartan was assigned to Sphere. On December 31, 2013, Sphere elected to convert the $62,020 for 1,240,400 shares of the Company’s common stock at a conversion rate of $0.05 per share.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spartan Gold Ltd.

We have audited the accompanying consolidated balance sheets of Spartan Gold Ltd. (an exploration stage company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, cash flows, and stockholders’ deficit for the years then ended and for the period from July 8, 2010 (date of inception of exploration stage) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Spartan Gold Ltd. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from July 8, 2010 (date of inception of exploration stage) to December 31, 2013, in accordance with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS

April 15, 2014
Vancouver, Canada

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$328	$11,137

Total current assets	328	11,137

Property and equipment, net	254	2,284

Total assets	$582	$13,421

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable (Note 6)	$212,541	$187,379
Accrued expenses (Note 6)	271,065	74,213
Due to related parties (Note 6)	143,585	28,000

Total current liabilities	627,191	289,592

Commitments and contingencies (Note 10)

Stockholders' deficit (Note 7):
Common stock $.001 par value 1,000,000,000 shares authorized, 42,335,944 and 42,085,944 shares issued and outstanding, at December 31, 2013 and 2012, respectively	42,336	42,086
Common stock issuable, 2,500,000 and 250,000 shares issuable at December 31, 2013 and 2012, respectively	250,000	12,500
Common stock subscriptions receivable	(250,000)	–
Additional paid-in capital	18,344,364	18,332,114
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(18,805,178)	(18,454,740)
Total stockholders' deficit	(626,609)	(276,171)

Total liabilities and stockholders' deficit	$582	$13,421

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to December 31,
	2013	2012	2013

Operating expenses:
General and administrative (Notes 6 and 7)	$242,190	$703,549	$2,468,217
Mineral property impairment (Note 4)	–	–	104,027
Mineral property option payments (Note 4)	–	25,000	15,344,760
Mineral property expenditures (Note 4)	48,060	56,560	141,180
Mineral property exploration costs (Note 4)	60,188	20,417	380,921
Total operating expenses	350,438	805,526	18,439,105

Other income (expense):
Gain on settlement of debt (Note 8)	–	75,000	75,000
Interest expense (Note 5)	–	(62,019)	(441,073)

Net loss	$(350,438)	$(792,545)	$(18,805,178)

Net loss per share - Basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period -
Basic and diluted	42,192,793	31,782,782

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to December 31,
	2013	2012	2013

Cash flows used in operating activities:
Net loss	$(350,438)	$(792,545)	$(18,805,178)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,030	2,029	5,835
Stock-based compensation	–	470,307	1,125,455
Stock issuable for finance fees	–	12,500	12,500
Accretion of discount on secured convertible promissory note for commitment shares and warrants	–	–	344,594
Accretion of beneficial conversion feature on secured convertible promissory notes and loans	–	62,019	92,424
Interest accrued on secured convertible promissory note	–	–	4,055
Non-cash mineral property expenditures	–	20,000	15,254,760
Impairment of mineral rights	–	–	104,027
Gain on settlement of debt	–	(75,000)	(75,000)
Changes in operating assets and liabilities:
Prepaid expenses	–	4,163	–
Accounts payable	25,162	74,899	149,326
Accrued expenses	196,852	65,241	484,074
Net cash used in operating activities	(126,394)	(156,387)	(1,303,128)

Cash flows used in investing activities:
Purchase of property and equipment	–	–	(6,089)
Acquisition of mineral rights	–	–	(50,000)
Net cash used in investing activities	–	–	(56,089)

Cash flows from financing activities:
Advances from third parties	–	62,020	62,020
Advances from related parties	121,585	118,000	289,585
Payments to related parties	(6,000)	(17,360)	(23,360)
Proceeds from issuance of note payable, related parties	–	–	200,000
Proceeds from sale of common stock	–	–	831,300
Net cash provided by financing activities	115,585	162,660	1,359,545

Net increase (decrease) in cash	(10,809)	6,273	328

Cash at beginning of year	11,137	4,864	–

Cash at end of year	$328	$11,137	$328

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,		For the Period July 8, 2010 (Inception of Exploration Stage) to to December 31,
	2013	2012	2013

Non-cash investing and financing activities:

Stock subscriptions received for the sale of 2,500,000 common shares
Common stock issuable	$250,000	$–	$250,000
Common stock subscriptions receivable	$(250,000)	$–	$(250,000)

Stock issued for financing fees
Common stock	$250	$–	$250
Additional paid in capital	$12,250	$–	$12,250
Common stock issuable	$(12,500)	$–	$(12,500)

Beneficial conversion feature on secured loan	$–	$(62,019)	$(62,019)
Additional paid in capital	$–	$62,019	$62,019

Conversion of accrued compensation to common stock:
Accrued compensation	$–	$(79,764)	$(79,764)
Common stock	$–	$1,595	$1,595
Additional paid in capital	$–	$78,169	$78,169

Conversion of amounts due to related parties to common stock:
Amounts due to related parties	$–	$(204,660)	$(204,660)
Common stock	$–	$4,093	$4,093
Additional paid in capital	$–	$200,567	$200,567

Conversion of secured convertible promissory note and accrued interest to common stock
Secured convertible promissory note	$–	$–	$(379,055)
Common stock	$–	$–	$18,953
Additional paid in capital on stock issued	$–	$–	$360,102

Conversion of related party payable to capital	$–	$–	$19,603
Additional paid in capital	$–	$–	$(19,603)

Value of mineral rights contributed to the Company	$–	$–	$(54,027)
Additional paid in capital	$–	$–	$54,027

Contribution of 19,792,500 shares of common stock to treasury by principal shareholder:
Common stock	$–	$–	$(129,851)
Additional paid in capital	$–	$–	$129,851

Retirement and cancellation of 19,792,500 shares of common stock:
Common stock	$–	$–	$(19,793)
Treasury stock	$–	$–	$129,851
Deficit accumulated from prior operations	$–	$–	$(110,058)

 See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Deficit

For the period from September 6, 2007 (Inception) to December 31, 2013

	Common stock		Common stock issuable		Common stock subscriptions	Additional paid-in	Deficit accumulated from prior	Deficit accumulated during the exploration	Total stockholders' equity
	Shares	Amount	Shares	Amount	receivable	capital	operations	stage	(deficit)

Opening balance, September 6, 2007 (Inception)	–	$–	–	$–	$–	$–	$–	$–	$–

Common stock issued to founders at $.0005 per share	24,000,000	24,000	–	–	–	–	(12,000)	–	12,000

Common stock issued for cash at $0.01 per share	3,250,000	3,250	–	–	–	29,250	–	–	32,500

Net loss for the period September 6, 2007 (inception) to December 31, 2007	–	–	–	–	–	–	(24,400)	–	(24,400)

Balance, December 31, 2007	27,250,000	27,250	–	–	–	29,250	(36,400)	–	20,100

Common stock issued for cash at $0.005 per share under a private placement	3,000,000	3,000	–	–	–	12,000	–	–	15,000

Common stock issued for cash at $0.01 per share under a private placement	200,000	200	–	–	–	1,800	–	–	2,000

Net loss for the year ended December 31, 2008	–	–	–	–	–	–	(36,538)	–	(36,538)

Balance, December 31, 2008	30,450,000	30,450	–	–	–	43,050	(72,938)	–	562

Net loss for the year ended December 31, 2009	–	–	–	–	–	–	(13,375)	–	(13,375)

Balance, December 31, 2009	30,450,000	30,450	–	–	–	43,050	(86,313)	–	(12,813)

Contribution of related party loan	–	–	–	–	–	19,603	–	–	19,603

Contribution of shares to treasury by principal shareholder, retired and cancelled	(19,792,500)	(19,793)	–	–	–	129,851	(110,058)	–	–

Contribution of shares by shareholders to purchase Arbacoochee mineral rights at $0.009711 per share	–	–	–	–	–	54,027	–	–	54,027

Shares awarded - executive employment agreements contributed by principal shareholder at $0.00656 per share	–	–	–	–	–	5,248	–	–	5,248

Common stock issued for cash at $6.00 per share under a private placement	30,217	30	–	–	–	181,270	–	–	181,300

Net loss for the year ended December 31, 2010	–	–	–	–	–	–	(11,760)	(288,082)	(299,842)

Balance, December 31, 2010	10,687,717	$10,687	–	$–	$–	$433,049	$(208,131)	$(288,082)	$(52,477)

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Deficit (Continued)

For the period from September 6, 2007 (Inception) to December 31, 2013

	Common stock		Common stock issuable		Common stock subscriptions	Additional paid-in	Deficit accumulated from prior	Deficit accumulated during the exploration	Total stockholders' equity
	Shares	Amount	Shares	Amount	receivable	capital	operations	stage	(deficit)

Common stock issued for cash at $12.00 per share under a private placement	54,167	55	–	–	–	649,945	–	–	650,000

Shares issued to consultant for services at $13.00 per share	50,000	50	–	–	–	649,850	–	–	649,900

Common stock issued under option agreement to acquire mineral rights at $18.00 per share	650,000	650	–	–	–	11,699,350	–	–	11,700,000

Common stock issued in connection with secured convertible promissory note	1,250,000	1,250	–	–	–	201,452	–	–	202,702

Warrants to purchase 1,250,000 shares of common stock issued in connection with secured convertible promissory note	–	–	–	–	–	141,892	–	–	141,892

Beneficial conversion feature of secured convertible promissory note	–	–	–	–	–	30,405	–	–	30,405

Warrants to purchase 349,975 shares of common stock issued under option agreements to acquire mineral rights	–	–	–	–	–	3,359,760	–	–	3,359,760

Conversion of secured convertible promissory note to common stock	18,952,774	18,953	–	–	–	360,102	–	–	379,055

Net loss for the year ended December 31, 2011	–	–	–	–	–	–	–	(17,374,113)	(17,374,113)

Balance, December 31, 2011	31,644,658	31,645	–	–	–	17,525,805	(208,131)	(17,662,195)	(312,876)

Shares awarded under executive employment agreement	50,000	50	–	–	–	24,950	–	–	25,000

Warrants to purchase 900,000 shares of common stock issued to consultants for services to be rendered	–	–				130,167	–	–	130,167

Common stock issued in lieu of cash compensation	5,855,286	5,855	–	–	–	286,909			292,764

Common stock issued for services	442,800	443	–	–	–	21,697			22,140

Compensation expense of stock options issued to employees	–	–	–	–	–	80,000	–	–	80,000

Common stock issued in conversion of amounts due to related party	4,093,200	4,093	–	–	–	200,567	–	–	204,660

Beneficial conversion feature of secured loan payable	–	–	–	–	–	62,019	–	–	62,019

Common stock issuable for finance fees	–	–	250,000	12,500	–	–	–	–	12,500

Net loss for the year ended December 31, 2012	–	–	–	–	–	–	–	(792,545)	(792,545)

Balance, December 31, 2012	42,085,944	$42,086	250,000	$12,500	$–	$18,332,114	$(208,131)	$(18,454,740)	$(276,171)

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Deficit (Continued)

For the period from September 6, 2007 (Inception) to December 31, 2013

	Common stock		Common stock issuable		Common stock subscriptions	Additional paid-in	Deficit accumulated from prior	Deficit accumulated during the exploration	Total stockholders' equity
	Shares	Amount	Shares	Amount	receivable	capital	operations	stage	(deficit)

Balance, December 31, 2012	42,085,944	$42,086	250,000	$12,500	$–	$18,332,114	$(208,131)	$(18,454,740)	$(276,171)

Common shares issued for finance fees	250,000	250	(250,000)	(12,500)	–	12,250	–	–	–

Subscription for the purchase of 2,500,000 shares of common stock	–	–	2,500,000	250,000	(250,000)	–	–	–	–

Net loss for the year ended December 31, 2013	–	–	–	–	–	–	–	(350,438)	(350,438)

Balance, December 31, 2013	42,335,944	$42,336	2,500,000	$250,000	$(250,000)	$18,344,364	$(208,131)	$(18,805,178)	$(626,609)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2013

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

Exploration Stage Company

As of July 8, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC Topic 915 “Development Stage Entities”. For the period from September 6, 2007 (Inception) to July 8, 2010, the Company was a “development stage company” in accordance with ASC Topic 915. Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets and statement of stockholders’ deficit. To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $350,438 and $792,545 for the years ended December 31, 2013 and 2012, respectively, and has incurred cumulative losses since inception of its exploration stage of $18,805,178. The Company has a stockholders’ deficit of $626,609 at December 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

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
December 31, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, respectively, the Company had no cash equivalents.

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
December 31, 2013

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and due to related parties.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2013 and 2012, there were a total of 2,499,975 warrants outstanding and 4,000,000 stock options outstanding to purchase shares of common stock. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' deficit over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

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
December 31, 2013

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2013.

Note 3 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04,”Liabilities (Topic 405)”, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013. The Company does not believe the adoption of ASU 2013-04 will have a material effect on its financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on the Company’s financial position or results of operations.

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2013

Note 4 – Mineral Properties

As of December 31, 2013 and 2012, the Company has incurred $108,248 and $101,977 in mineral property costs which have been charged to operations. A summary by property is as follows:

	Ziggurat Property	Poker Flats Property	Arbacoochee Gold Prospect	Total

Year Ended December 31, 2013

Property expenditures	$–	$48,060	$–	$48,060

Exploration costs	7,934	52,254	–	60,188

	$7,934	$100,314	$–	$108,248

Year Ended December 31, 2012

Option payments	$25,000	$–	$–	$25,000

Property expenditures	–	56,560	–	56,560

Exploration costs	20,208	209	–	20,417

	$45,208	$56,769	$–	$101,977

From July 8, 2010 (Inception of Exploration Stage) to December 31, 2013

Impairment	$–	$–	$104,027	$104,027

Option payments	10,288,010	5,056,750	–	15,344,760

Property expenditures	–	141,180	–	141,180

Exploration costs	213,659	163,442	3,820	380,921

	$10,501,669	$5,361,372	$107,847	$15,970,888

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

MMC is the owner of a 100% interest in certain mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

•	Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;
•	Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
•	The Company has paid to MMC $25,000 upon executing the Option Agreement;
•	The Company has paid to MMC $35,000 on May 27, 2011;
•	The Company shall pay to MMC $25,000 on or before the second anniversary date of the Agreement (paid);
•	The Company shall pay to MMC $25,000 on or before the third anniversary date of the Agreement (unpaid at December 31, 2013);

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2013

Note 4 – Mineral Properties (Continued)

Ziggurat Property (Continued)

•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company;
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
•	Sphere is required to issue certain shares of common stock to MMC;
•	The Company granted a 2.5% Net Smelter Royalty (“NSR”) for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to one hundred percent (100%) of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

Further, the Company paid $117,250 to Sphere and is to pay $16,750 (not paid) to MMC, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of December 31, 2013, the Company has neither filed the S-1 nor obtained such financing.

As of December 27, 2013 (the third anniversary date), the Company has incurred $213,659 of exploration and property expenditures on the property. On December 30, 2013, the Company received a letter from MMC stating that the agreement was in default and thus was terminated. Accordingly, the Company has not earned the initial 51% interest pursuant to the terms of the Option and Claim Acquisition agreement.

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

Further, the Company paid $57,750 to Sphere and is to pay $8,250 (not paid) to MMC, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of December 31, 2013, the Company has neither filed an S-1 nor obtained such financing.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2013

Note 4 – Mineral Properties (Continued)

Poker Flats Property (Continued)

As of December 20, 2013 (the third anniversary date), the Company has included $304,622 of exploration and property expenditures on the property and have committed to another $208,496 of expenditures for a total of $513,118. As such, the Company believes it has earned the initial 51% interest. On March 29, 2014, the Company received a Notice of Default letter from MMC claiming that the Company did not meet its obligation in meeting the $500,000 exploration expenditure requirement per the amended Option and Mining Claim Acquisition Agreement and is requesting a payment of $163,600 to cure the claimed default. The Company believes it has met the obligation to fund the required exploration expenses and on April 4, 2014 sent a formal dispute to MMC’s claim and has requested that the disagreement be settled through arbitration. The outcome of such arbitration, if any, is unknown.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property located within the Carlin Mining District in Elko County, Nevada.

Under the terms of this Agreement, the Company agreed to pay Tomera a Production Royalty of 5% of NSR, as defined in the Agreement. In order to maintain this Agreement in effect, the Company shall pay to Tomera Advance Minimum Royalty (“AMR”) Payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. The Company paid, at the execution of the Agreement, $30,800 for the first year of the lease based on the 1,760 net mineral acres leased at $17.50 per acre. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The Company paid $30,800 and $30,800 during the years ended December 31, 2013 and 2012, respectively. The term of the Agreement is for a period of ten years. The Company has the option to extend the initial term for an additional ten year period.

In connection with the Mining Lease and Agreement, the Company entered into a Surface Access and Use Agreement on April 1, 2011 with Kevin Tomera, a Nevada resident, which grants the Company general rights of ingress and egress over certain surface tracts and the right to use the surface tracts in conduct of its mineral exploration, development and mining activities. Additionally, Tomera has granted the Company an option to purchase portions of the surface tracts. Under the terms of the Surface Access and Use Agreement, the Company agrees to pay Kevin Tomera annual rental of $4.50 per acre for each acre of land included in the surface tracts. The Company paid $5,760 and $5,760 during the years ended December 31, 2013 and 2012, respectively. The term of the Agreement is for ten years.

Arbacoochee Gold Prospect

On October 22, 2010, the Company acquired all of the mineral rights in the Arbacoochee Gold Prospect located in northeastern Alabama. The acquisition includes all legal rights and equitable title to the mineral rights held by deed in the name of Alabama Mineral Properties, LLC (“AMP”).

The mineral rights were acquired for cash of $50,000 and 5,563,468 shares of the Company’s issued and outstanding common stock at a fair value of $54,027. The shares were a contribution from shareholders, resulting in a capital contribution (See Note 7 – Stockholders’ Deficit).

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

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2013

Note 5 – Borrowings from Third Party (Continued)

Effective December 31, 2012, the Company, Sphere and TIMCO entered into an agreement whereby the debt of $62,020 was assigned to Sphere. The Company agreed to issue 250,000 shares of its common stock to TIMCO for consideration of the assignment. On December 31, 2012, Sphere elected to convert the $62,020 for 1,240,400 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion (See Note 7 – Stockholders’ deficit). The 250,000 shares to TIMCO have been accrued at December 31, 2012 at a market price of $0.05 per share for $12,500 and recorded as a finance fee. The 250,000 shares were issued to TIMCO on July 29, 2013.

Note 6 – Related Party Transactions

In November 2011, Sphere advanced $50,000 to the Company for working capital purposes. During the year ended December 31, 2012, Sphere advanced an additional $119,000 to the Company for working capital purposes and the Company repaid $17,360 to Sphere. On December 27, 2012, Sphere elected to convert $142,640 of the balance due into 2,852,800 shares of the Company’s common stock valued at $0.05 per share, the market price on the date of conversion, leaving a balance owed to Sphere of $9,000 (See Note 7 – Stockholders’ Deficit). During the year ended December 31, 2013, Sphere advanced $121,585 resulting in an amount due to Sphere of $130,585 at December 31, 2013. The advances are unsecured, have no repayment date, and do not bear interest.

During the year ended December 31, 2012, the Company’s President and Director advanced $19,000 to the Company for working capital purposes. During the year ended December 31, 2013, $6,000 was repaid, resulting in a balance of $13,000 at December 31, 2013. The advance, is unsecured, has no repayment date, and does not bear interest.

Accounts payable at December 31, 2013 includes $31,000 of amounts due to the Company’s Chief Financial Officer for services rendered. Accrued expenses at December 31, 2013 and 2012 include $255,000 and $51,000, respectively, of accrued compensation for officers.

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
December 31, 2013

Note 7 – Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

On October 19, 2011, the Company issued 18,952,774 shares of its common stock for the conversion of a $379,055 Note with Sphere, including accrued interest, per the terms of the Promissory Note.

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

On December 27, 2012, Sphere elected to convert $142,640 of advances due to them for 2,852,800 shares of the Company’s common stock at a conversion rate of $0.05 per share, the fair value at the date of conversion (See Note 6 – Related Party Transactions).

Effective December 31, 2012, Sphere elected to convert $62,020 of debt assigned to them by TIMCO for 1,240,400 shares of the Company’s common stock at a conversion rate of $0.05 per share, the fair value at the date of conversion (See Note 5 – Borrowings from Third Party and Note 6 – Related Party Transactions).

On July 29, 2013, the Company issued 250,000 shares of common stock to TIMCO for consideration of the assignment of debt (See Note 5 - Borrowing from Third Party).

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2013

Note 7 – Stockholders’ Deficit (Continued)

Warrants

The following table summarizes warrant transactions for the year ended December 31, 2012 and 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2011	1,599,975	$5.94	4.59	$–
Granted in 2012	900,000	$0.10		–

Outstanding at December 31, 2012	2,499,975	$3.84	3.80	$–
Granted in 2013	–	$–	–	$–

Outstanding at December 31, 2013	2,499,975	$3.84	2.80	$–

Exercisable at December 31, 2013	2,499,975	$3.84	2.80	$–

Weighted Average Grant Date Fair Value		$2.09

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

On March 8, 2012, the Company issued warrants to purchase 150,000 shares of the Company’s common stock to a consultant as a retainer for services. On December 28, 2012 the term of the warrants was changed from three years to five and the exercise price was changed from $1.40 to $0.10. These warrants have contractual lives of five years and were valued at a grant date fair value of $0.14 per warrant, or $21,694, using the Black-Scholes Option Pricing Model with the following assumptions:

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
December 31, 2013

Note 7 – Stockholders’ Deficit (Continued)

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

The Company has granted stock options to employees. The following summarizes option activity under the 2012 Plan for the years ended December 31, 2012 and 2013:

		Common	Weighted
	Shares	stock	average
	available for	options	exercise
	grant	outstanding	price
Shares issued at plan inception	4,750,000	–	$–

Options granted in 2012	(4,000,000)	4,000,000	0.10

Balance at December 31, 2012 and 2013	750,000	4,000,000	$0.10

The following table summarizes information with respect to stock options outstanding and exercisable by employees under the 2012 Plan at December 31, 2013:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
Exercise	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
price	outstanding	life (years)	price	value	vested	price	value

$0.10	4,000,000	8.99	$0.10	$–	4,000,000	$0.10	$–

During the year ended December 31, 2012, the Company issued 4,000,000 options to employees with a grant date fair value of $0.02. As the options were fully vested upon their grant, the entire fair value of $80,000 has been recognized as stock option expense for the year ended December 31, 2012. No options were granted during the year ended December 31, 2013.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is expensed upon vesting of the awards. The fair value of employee stock options was estimated using the following assumptions:

Stock Price	$0.05
Expected term	5.0 years
Expected volatility	77.5%
Risk-free interest rate	0.72%
Dividend yield	0

Note 8 – Settlement of Debt

On February 10, 2012, two parties, a consultant and a former employee of the Company, released the Company of remaining contractual amounts due to them totaling $75,000 which were recorded in accrued liabilities at December 31, 2011.

Note 9 – Income Taxes

No provision for income tax was made for the period from September 6, 2007 (Inception) to December 31, 2013 as the Company had cumulative operating losses. For the years ended December 31, 2013 and 2012, the Company incurred net losses for tax purposes of approximately $354,000 and $588,000, respectively.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2013

Note 9 – Income Taxes (Continued)

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	Year Ended December 31,
	2013	2012

Expected income tax (benefit) at 34% statutory rate	-34.0%	-34.0%
Permanent tax differences	0.0%	8.4%
Timing differences	-0.3%	3.3%
Change in valuation allowance	34.3%	22.3%

Actual tax expense	0.0%	0.0%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2013	2012
Deferred income tax assets:

Net operating loss carry forwards	$5,111,920	$4,992,770
Mineral properties	(30,570)	(31,770)
Stock option expense	(27,200)	(27,200)
Valuation allowance	(5,054,150)	(4,933,800)

Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $120,350 and $202,610 for the years ended December 30, 2013 and 2012, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2013 and 2012. At December 31, 2013, the Company has net operating loss carry forwards of approximately $15,035,000, which expire commencing 2030. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2013, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the states of Arizona, Florida and Alabama. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.  As of December 31, 2013, tax years 2008 through 2012 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

SPARTAN GOLD LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
December 31, 2013

Note 10 – Commitments and Contingencies

See Note 4 – Mineral Properties.

As of December 20, 2013, the Company has entered into certain contracts and agreements for sub-contractors to provide exploration activities on its Poker Flats property. These contracts total $208,496 and the services are to be performed in 2014.

As of September 1, 2012, the Company leases office space from a company owned by its Chief Financial Officer for $1,000 per month on a month-to-month basis.

Note 11 – Subsequent Events

On March 29, 2014, the Company received a Notice of Default letter from MMC claiming that the Company did not meet its obligation in meeting the $500,000 exploration expenditure requirement per the amended Option and Mining Claim Acquisition Agreement between the Company, MMC and Sphere and is requesting a payment of $163,600 to cure the claimed default. The Company believes it has met the obligation to fund the required exploration expenses and on April 4, 2014 sent a formal dispute to MMC’s claim and has requested that the disagreement be settled through arbitration. The outcome of such arbitration, if any, is unknown.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2013, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2013:

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

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2013, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.
•	The Company will hire sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued exploration activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Malcolm Stevens	63	Director, Chief Executive Officer and Chairman	12/2/2010

William H. Whitmore, Jr.	54	Director and President	12/2/2010

Mihailo Gavrilovic	54	Director and Chief Operating Officer	12/2/2010

John S. Wittler	55	Director, Chief Financial Officer and Secretary	1/3/2012

Marshall Auerback	54	Director, Executive Director	4/16/2012

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

Item 11. Executive Compensation.

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting by non-employee directors. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors. Reasonable travel expenses are reimbursed.

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer and principal financial officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2013 (collectively, the Named Executives).

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
		$	$	$	$	$

Malcolm Stevens (1) Chief Executive Officer, Chairman of the Board of Directors	2013	36,000	-	-	-	36,000
	2012	46,500	-	-	-	46,500
	2011	72,000	-	-	-	72,000

William H. Whitmore, Jr. (2) President and Director	2013	72,000	-	-	-	72,000
	2012	72,000	-	-	-	72,000
	2011	72,000	-	-	-	72,000

Mihailo Gavrilovic (3) Chief Operating Officer and Director	2013	-	-	-	-	-
	2012	60,000	-	-	-	60,000
	2011	60,000	-	-	-	60,000

John S. Wittler (4) Chief Financial Officer, Secretary and Director	2013	60,000	-	-	-	60,000
	2012	60,000	-	25,000	-	85,000
	2011	-	-	-	-	-

Marshall Auerback (5) Executive Director and Director	2013	36,000	-	-	-	36,000
	2012	25,500	-	-	-	25,500
	2011	-	-	-	-	-

(1)	Mr. Malcolm Stevens was appointed Chief Executive Officer and Chairman of the Board of Directors on December 2, 2010. On March 28, 2012, the Company and Mr. Stevens entered into an employment agreement which provides a salary of $72,000 per year. On April 16, 2012, the agreement was amended to reduce the annual salary to $36,000.
(2)	Mr. William H. Whitmore, Jr. was appointed President and Interim Chief Financial Officer and Director on December 2, 2010. Mr. Whitmore resigned as Interim Chief Financial Officer on January 3, 2012. On March 28, 2012, the Company and Mr. Whitmore entered into an employment agreement which provides a salary of $72,000 per year.
(3)	Mr. Mihailo Gavrilovic was appointed Chief Operating Officer and Director on December 2, 2010. On March 28, 2012, the Company and Mr. Gavrilovic entered into an employment agreement which provides a salary of $60,000 per year. On January 1, 2013, the agreement was amended to change the salary to a project based fee. No fees were incurred for the year ended December 31, 2013.
(4)	Mr. John S. Wittler was appointed Chief Financial Officer and Director on January 3, 2012 and as Secretary on September 27, 2011. Prior to his appointment in 2012, Mr. Wittler served as a consultant to the Company and was paid $60,310 in consulting fees in 2011. On March 28, 2012, the Company and Mr. Wittler entered into an employment agreement which provides a salary of $60,000 per year.
(5)

Mr. Marshall Auerback was appointed Executive Director and Director on April 16, 2012. On April 16, 2012, the Company and Mr. Auerback entered into an employment agreement which provides a salary of $36,000 per year.

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

		Amount and
		Nature of
	Title of Stock	Beneficial	Percent of
Name of Beneficial Owner (3)	Class	Owner (1)	Class (2)

Malcolm Stevens (4) (6)	Common Stock	23,231,769	52.12%

William H. Whitmore, Jr. (4)	Common Stock	2,640,000	6.09%

Mihailo Gavrilovic (4)	Common Stock	2,230,000	5.17%

John S. Wittler (4)	Common Stock	2,050,000	4.75%

Marshall Auerback (4)	Common Stock	1,030,000	2.39%

Sphere Resources, Inc. (5)	Common Stock	21,176,483	48.27%

All Directors and Officers as a Group	Common Stock	31,181,769	65.13%

(1)	"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 42,335,944 shares of Common Stock outstanding as of April 11, 2014, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3)	Unless otherwise indicated, the address of each person listed is c/o Spartan Gold Ltd., 122 Fourth Avenue, Suite 103, Indialantic, FL 32903
(4)	Indicates Director and Officer.
(5)	Shares include warrants to purchase 1,537,475 shares of the Company’s common stock. The address of Sphere Resources, Inc. is 204 Black St., #300, Whitehorse, BC, Canada
(6)	Shares include 1,355,286 shares directly owned by Mr. Stevens and 19,639,008 shares beneficially owned by Sphere Resources, Inc. Mr. Stevens is the Executive Chairman and President of Sphere Resources and has voting and dispositive power of the shares.

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

In November 2011, Sphere advanced $50,000 to the Company for working capital purposes. During the year ended December 31, 2012, Sphere advanced an additional $119,000 to the Company for working capital purposes and the Company repaid $17,360 to Sphere. The advances have no repayment date and do not bear interest. On December 27, 2012, Sphere elected to convert $142,640 of the balance due them into 2,852,800 shares of the Company’s common stock valued at $0.05 per share, the market price on the date of conversion, leaving a balance owed to Sphere of $9,000. ). During the year ended December 31, 2013, Sphere advanced $121,585 resulting in an amount due to Sphere of $130.585 at December 31, 2013. The advance has no repayment date and does not bear interest.

During the year ended December 31, 2012, the Company’s President and Director advanced $19,000 to the Company for working capital purposes. During the year ended December 31, 2013, $6,000 was repaid, resulting in a balance of $13,000 at December 31, 2013. The advance has no repayment date and does not bear interest.

On December 27, 2012, the Company’s officers elected to convert a total of $292,764 of accrued salaries owed to them for 5,855,286 shares of the Company’s common stock at a conversion rate of $0.05 per share, the market rate at the date of conversion.

All related party transactions are approved by the Board of Directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for the audit of the Company’s annual financial statements were $15,000 and $17,500 for the years ended December 31, 2013 and 2012, respectively. The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $11,000 and $13,000 during the years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

For the years ended December 31, 2013 and 2012, our principal accountants did not render any audit-related services.

Tax Fees

The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for the preparation of the Company’s tax returns were $3,000 and $3,700 for the years ended December 31, 2013 and 2012, respectively.

All Other Fees

For the years ended December 31, 2013 and 2012, our principal accountants did not render any other services.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Change of Company’s Name (2)
Exhibit 3.4	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 3.5	Certificate of Amendment to Articles of Incorporation for Forty-to-One Forward Stock Split (2)
Exhibit 10.1	Asset Purchase Agreement between Spartan Gold Ltd. And Alabama Mineral Properties LLC (3)
Exhibit 10.2	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (4)
Exhibit 10.3	Option and Mining Claim Acquisition Agreement between Spartan Gold Ltd. and Mexivada Mining Corporation (5)
Exhibit 10.4	Amendment to Option and Mining Claim Acquisition Agreement (Ziggurat) between Spartan Gold Ltd., Mexivada Mining Corporation, and Sphere Resources, Inc. (6)
Exhibit 10.5	Amendment to Option and Mining Claim Acquisition Agreement (Poker Flats) between Spartan Gold Ltd., Mexivada Mining Corporation, and Sphere Resources, Inc. (6)
Exhibit 10.6	Mining Lease and Agreement between Spartan Gold Ltd. And K & K Tomera Lands, LLC (6)
Exhibit 10.6	Agreement for Grant of NSR Production Royalty between Spartan Gold Ltd., Sphere Resources, Inc. and Mexivada Mining Corporation. (7)
Exhibit 10.7	Spartan Gold Ltd. 2012 Equity Incentive Plan (8)
Exhibit 10.8	Employment Agreement between Spartan Gold Ltd. and Malcolm Stevens (8)
Exhibit 10.9	Employment Agreement between Spartan Gold Ltd. and William H. Whitmore, Jr. (8)
Exhibit 10.10	Employment Agreement between Spartan Gold Ltd. and John S. Wittler (8)
Exhibit 10.11	Employment Agreement between Spartan Gold Ltd. and Mihailo Gavrilovic (8)
Exhibit 10.11	Employment Agreement between Spartan Gold Ltd. and Marshall Auerback (9)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer (8)
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer (8)
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

Exhibit 101.INS	XBRL Instance Document (10)
Exhibit 101.SCH	XBRL Schema Document (10)
Exhibit 101.CAL	XBRL Calculation Linkbase Document (10)
Exhibit 101.DEF	XBRL Definition Linkbase Document (10)
Exhibit 101.LAB	XBRL Label Linkbase Document (10)
Exhibit 101.PRE	XBRL Presentation Linkbase Document (10)

(1)	Incorporated by reference from Registrant’s Form S-1 filed with the Securities and Exchange Commission on March 4, 2008.
(2)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on August 23, 2010.
(3)	Incorporated by reference from Company’s Form 10-Q filed with the Securities and Exchange Commission on November 22, 2010.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(5)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010.
(6)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2011.
(7)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.
(8)	Incorporated by reference from Company’s Form 10-K filed with the Securities and Exchange Commission on April 12, 2012.
(9)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2012.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Malcolm Stevens	April 15, 2014
Malcolm Stevens, Principal Executive Officer	Date

/s/ John S. Wittler	April 15, 2014
John S. Wittler, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Malcolm Stevens	April 15, 2014
Malcolm Stevens, Director	Date

/s/ William H. Whitmore, Jr.	April 15, 2014
William H. Whitmore, Jr., Director	Date

/s/ Mihailo Gavrilovic	April 15, 2014
Mihailo Gavrilovic, Director	Date

/s/ John S. Wittler	April 15, 2014
John S. Wittler, Director	Date

/s/ Marshall Auerback	April 15, 2014
Marshall Auerback, Director	Date

