Form 10-Q
period 2014-03-31
Spartan Gold Ltd.
filed 2014-05-15
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 ____________

FORM 10-Q

____________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34996

 _______________________________________

SPARTAN GOLD LTD.

(Exact name of registrant as specified in its charter)

_______________________________________

Nevada	27-3726384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

122 Fourth Ave., Suite 103 Indialantic, FL	32903
(Address of principal executive offices)	(Zip Code)

(480) 477-1585

(Registrant’s telephone number, including area code)

_______________________________________

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

As of May 14, 2014 the registrant had 42,335,944 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

FORM 10-Q

MARCH 31, 2014

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period July 8, 2010 (Inception of Exploration Stage) to March 31, 2014 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period July 8, 2010 (Inception of Exploration Stage) to March 31, 2014 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1.A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

SIGNATURES		20

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$278	$328

Total current assets	278	328

Property and equipment, net	–	254

Total assets	$278	$582

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable (Note 3)	$215,678	$212,541
Accrued expenses (Note 3)	325,278	271,065
Due to related parties (Note 3)	143,585	143,585

Total current liabilities	684,541	627,191

Commitments and contingencies (Note 5)

Stockholders' deficit (Note 4):
Common stock $.001 par value 1,000,000,000 shares authorized, 42,335,944 shares issued and outstanding, at March 31, 2014 and December 31, 2013, respectively	42,336	42,336
Common stock issuable, 2,500,000 and 250,000 shares issuable at March 31, 2014 and December 31, 2013, respectively	250,000	250,000
Common stock subscriptions receivable	(250,000)	(250,000)
Additional paid-in capital	18,344,364	18,344,364
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(18,862,832)	(18,805,178)
Total stockholders' deficit	(684,263)	(626,609)

Total liabilities and stockholders' deficit	$278	$582

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Period July 8, 2010 (Inception of Months Ended Exploration Stage)
	March 31,		to March 31,
	2014	2013	2014

Operating expenses:
General and administrative (Note 3)	$57,654	$65,899	$2,525,871
Mineral property impairment (Note 2)	–	–	104,027
Mineral property option payments (Note 2)	–	–	15,344,760
Mineral property expenditures (Note 2)	–	–	141,180
Mineral property exploration costs (Note 2)	–	–	380,921
Total operating expenses	57,654	65,899	18,496,759

Other income (expense):
Gain on settlement of debt	–	–	75,000
Interest expense	–	–	(441,073)

Net loss	$(57,654)	$(65,899)	$(18,862,832)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and diluted	42,335,944	42,085,944

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended		For the Period July 8, 2010 (Inception of Exploration Stage) to
	March 31,		March 31,
	2014	2013	2014

Cash flows used in operating activities:
Net loss	$(57,654)	$(65,899)	$(18,862,832)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	254	507	6,089
Stock-based compensation	–	–	1,125,455
Stock issuable for finance fees	–	–	12,500
Accretion of discount on secured convertible promissory note for commitment shares and warrants	–	–	344,594
Accretion of beneficial conversion feature on secured convertible promissory notes and loans	–	–	92,424
Interest accrued on secured convertible promissory note	–	–	4,055
Non-cash mineral property expenditures	–	–	15,254,760
Impairment of mineral rights	–	–	104,027
Gain on settlement of debt	–	–	(75,000)
Changes in operating assets and liabilities:
Accounts payable	3,137	10	152,463
Accrued expenses	54,213	49,951	538,287
Net cash used in operating activities	(50)	(15,431)	(1,303,178)

Cash flows used in investing activities:
Purchase of property and equipment	–	–	(6,089)
Acquisition of mineral rights	–	–	(50,000)
Net cash used in investing activities	–	–	(56,089)

Cash flows from financing activities:
Advances from third parties	–	–	62,020
Advances from related parties	–	12,160	289,585
Payments to related parties	–	(6,000)	(23,360)
Proceeds from issuance of note payable, related parties	–	–	200,000
Proceeds from sale of common stock	–	–	831,300
Net cash provided by financing activities	–	6,160	1,359,545

Net increase (decrease) in cash	(50)	(9,271)	278

Cash at beginning of period	328	11,137	–

Cash at end of period	$278	$1,866	$278

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

See accompanying notes to consolidated financial statements.

Continued

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

			For the Period
			July 8, 2010
			(Inception of
	For the Three Months Ended		Exploration Stage) to
	March 31,		to March 31,
	2014	2013	2014

Non-cash investing and financing activities:

Stock subscriptions received for the sale of 2,500,000 common shares
Common stock issuable	$–	$–	$250,000
Common stock subscriptions receivable	$–	$–	$(250,000)

Stock issued for financing fees
Common stock	$–	$–	$250
Additional paid in capital	$–	$–	$12,250
Common stock issuable	$–	$–	$(12,500)

Beneficial conversion feature on secured loan	$–	$–	$(62,019)
Additional paid in capital	$–	$–	$62,019

Conversion of accrued compensation to common stock:
Accrued compensation	$–	$–	$(79,764)
Common stock	$–	$–	$1,595
Additional paid in capital	$–	$–	$78,169

Conversion of amounts due to related parties to common stock:
Amounts due to related parties	$–	$–	$(204,660)
Common stock	$–	$–	$4,093
Additional paid in capital	$–	$–	$200,567

Conversion of secured convertible promissory note and accrued interest to common stock
Secured convertible promissory note	$–	$–	$(379,055)
Common stock	$–	$–	$18,953
Additional paid in capital on stock issued	$–	$–	$360,102

Conversion of related party payable to capital	$–	$–	$19,603
Additional paid in capital	$–	$–	$(19,603)

Value of mineral rights contributed to the Company	$–	$–	$(54,027)
Additional paid in capital	$–	$–	$54,027

Contribution of 19,792,500 shares of common stock to treasury by principal shareholder:
Common stock	$–	$–	$(129,851)
Additional paid in capital	$–	$–	$129,851

Retirement and cancellation of 19,792,500 shares of common stock:
Common stock	$–	$–	$(19,793)
Treasury stock	$–	$–	$129,851
Deficit accumulated from prior operations	$–	$–	$(110,058)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2014

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

These unaudited consolidated financial statements should be read in conjunction with the 2013 annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2014.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $57,654 for the three months ended March 31, 2014 and has incurred cumulative losses since inception of the exploration stage of $18,862,832.  The Company has a stockholders’ deficit of $684,263 at March 31, 2014.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 2 – Mineral Properties

For the three months ended March 31, 2014 and 2013, the Company has not incurred any mineral property costs. A summary by property is as follows:

	Ziggurat	Poker Flats	Arbacoochee
	Property	Property	Gold Prospect	Total

Three Months Ended March 31, 2014

Property expenditures	$–	$–	$–	$–

Exploration costs	–	–	–	–

	$–	$–	$–	$–

Three Months Ended March 31, 2013

Property expenditures	$–	$–	$–	$–

Exploration costs	–	–	–	–

	$–	$–	$–	$–

From July 8, 2010 (Inception of Exploration Stage) to March 31, 2014

Impairment	$–	$–	$104,027	$104,027

Option payments	10,288,010	5,056,750	–	15,344,760

Property expenditures	–	141,180	–	141,180

Exploration costs	213,659	163,442	3,820	380,921

	$10,501,669	$5,361,372	$107,847	$15,970,888

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

March 31, 2014

(unaudited)

Note 2 – Mineral Properties (Continued)

Ziggurat Property (Continued)

MMC is the owner of a 100% interest in certain mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company has the following rights and obligations:

—	Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;
—	Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
—	The Company has paid to MMC $25,000 upon executing the Option Agreement;
—	The Company has paid to MMC $35,000 on May 27, 2011;
—	The Company has paid to MMC $25,000 on or before the second anniversary date of the Agreement;
—	The Company shall pay to MMC $25,000 on or before the third anniversary date of the Agreement (unpaid at March 31, 2014);
—	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company;
—	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
—	Sphere is required to issue certain shares of common stock to MMC;
—	The Company granted a 2.5% Net Smelter Royalty (“NSR”) for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC;
—	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

Further, the Company paid $117,250 and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of March 31, 2014, the Company has neither filed the S-1 nor obtained such financing.

As of December 27, 2013 (the third anniversary date), the Company had incurred $213,659 of exploration and property expenditures on the property. On December 30, 2013, the Company received a letter from MMC stating that the agreement was in default and thus was terminated. Accordingly, the Company has not earned the initial 51% interest pursuant to the terms of the Option and Claim Acquisition Agreement.

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

March 31, 2014

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

Further, the Company paid $57,750 to Sphere and is to pay $8,250 (not paid) to MMC, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of March 31, 2014, the Company has neither filed an S-1 nor obtained such financing.

As of December 20, 2013 (the third anniversary date), the Company had included $304,622 of exploration and property expenditures on the property and have committed to another $208,496 of expenditures for a total of $513,118. As such, the Company believes it has earned the initial 51% interest. On March 29, 2014, the Company received a Notice of Default letter from MMC claiming that the Company did not meet its obligation in meeting the $500,000 exploration expenditure requirement per the amended Option and Mining Claim Acquisition Agreement and is requesting a payment of $163,600 to cure the claimed default. The Company believes it has met the obligation to fund the required exploration expenses and on April 4, 2014 sent a formal dispute to MMC’s claim and has requested that the disagreement be settled through arbitration. The outcome of such arbitration, if any, is unknown.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property located within the Carlin Mining District in Elko County, Nevada.

Under the terms of this Agreement, the Company agreed to pay Tomera a Production Royalty of 5% of NSR, as defined in the Agreement. In order to maintain this Agreement in effect, the Company shall pay to Tomera Advance Minimum Royalty (“AMR”) payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. The Company paid, at the execution of the Agreement, $30,800 for the first year of the lease based on the 1,760 net mineral acres leased at $17.50 per acre. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The Company paid $30,800 and $30,800 during the years ended December 31, 2013 and 2012, respectively, and $nil during the three months ended march 31, 2014. The term of the Agreement is for a period of ten years. The Company has the option to extend the initial term for an additional ten year period.

In connection with the Mining Lease and Agreement, the Company entered into a Surface Access and Use Agreement on April 1, 2011 with Kevin Tomera, a Nevada resident, which grants the Company general rights of ingress and egress over certain surface tracts and the right to use the surface tracts in conduct of its mineral exploration, development and mining activities. Additionally, Tomera has granted the Company an option to purchase portions of the surface tracts. Under the terms of the Surface Access and Use Agreement, the Company agrees to pay Kevin Tomera annual rental of $4.50 per acre for each acre of land included in the surface tracts. The Company paid $7,260 and $5,760 during the years ended December 31, 2013 and 2012, respectively, and $nil during the three months ended March 31, 2014. The term of the Agreement is for ten years.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2014

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

At December 31, 2010, the Company impaired the Arbacoochee Gold Prospect and $104,027 was charged to operations.

Note 3 – Related Party Transactions

As of March 31, 2014 and December 31, 2013, the Company owed a total of $130,585 to Sphere.  The advance is unsecured, has no repayment date, and does not bear interest.

As of March 31, 2014 and December 31, 2013, the Company owed its President and Director a total of $13,000. The advance is unsecured, has no repayment date, and does not bear interest.

Accounts payable at March 31, 2014 includes $34,000 (December 31, 2013 - $31,000) of amounts due to the Company’s Chief Financial Officer for services rendered and $19,139 (December 31, 2013 - $19,139) of amounts due to one of the Company’s directors for reimbursement of rent and travel expenses. Accrued expenses at March 31, 2014 and December 31, 2013 include $306,000 and $255,000, respectively, of accrued compensation for officers.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

Note 4 – Stockholders’ Deficit

The Company’s authorized number of common shares is 1,000,000,000 with a $0.001 par value.

Warrants

The following table summarizes warrant transactions for the year ended December 31, 2013 and the three months ended March 31, 2014:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2012	2,499,975	$3.84	3.80	$–
Granted in 2013	–	$–	–	–

Outstanding at December 31, 2013	2,499,975	$3.84	2.80	$–
Granted in 2014	–	$–	–	–

Outstanding at March 31, 2014	2,499,975	$3.84	2.55	$45,000

Exercisable at March 31, 2014	2,499,975	$3.84	2.55	$45,000

Weighted Average Grant Date Fair Value		$2.09

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2014

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

The Company has granted stock options to employees. The following summarizes option activity under the 2012 Plan for the year ended December 31, 2013 and the three months ended March 31, 2014:

		Common	Weighted
	Shares	stock	average
	available for	options	exercise
	grant	outstanding	price

Balance at December 31, 2012	750,000	4,000,000	$0.10

Options granted in 2013	–	–	–

Balance at December 31, 2013	750,000	4,000,000	$0.10

Options granted in 2014	–	–	–

Balance at March 31, 2014	750,000	4,000,000	$0.10

The following table summarizes information with respect to stock options outstanding and exercisable by employees under the 2012 Plan at March 31, 2014:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.10	4,000,000	8.75	$0.10	$200,000	4,000,000	$0.10	$200,000

Note 5 – Commitments and Contingencies

See Note 2 – Mineral Properties.

As of September 1, 2012, the Company’s corporate office is leased from a company owned by its Chief Financial Officer for $1,000 per month on a month-to-month basis.

Note 6 – Subsequent Events

On April 9, 2014, The Company’s President and Chief Financial Officer advanced $5,000 and $700, respectively, to the Company. The advances have no repayment date and do not bear interest.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Plan of Operation

The immediate goal of Spartan’s management is to secure and augment the prospective land holdings under the Mexivada option agreements located in the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada.  We currently have an option for the mineral concession rights at one project in this region: Poker Flats, which is located near existing operations of large mining corporations and have available mining and transportation infrastructures in place.

The Poker Flats property requires geological and geochemical mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work, in order to better define future drill and exploration targets.  Our strategy is to advance this project to the drilling stage as aggressively as prudent financing will allow and to determine the presence of gold, silver or other precious mineral reserves.

If we are successful in doing so, we believe we can attract the attention of the existing mining companies already operating in the area or new mining companies to either enter into development agreements with us or to acquire the project from us outright.

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

As of December 20, 2013 (the third anniversary date), we have included $304,622 of exploration and property expenditures on the property and have committed to another $208,496 of expenditures for a total of $513,118, As such, we believe we have earned the initial 51% interest. On March 29, 2014, the Company received a Notice of Default letter from MMC claiming that the Company did not meet its obligation in meeting the $500,000 exploration expenditure requirement per the amended Option and Mining Claim Acquisition Agreement and is requesting a payment of $163,600 to cure the claimed default. The Company believes it has met the obligation to fund the required exploration expenses and on April 4, 2014 sent a formal dispute to MMC’s claim and has requested that the disagreement be settled through arbitration. The outcome of such arbitration, if any, is unknown.

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

  An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company,
  An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement,
  The Company has paid to the Optionor $25,000 upon executing the Option Agreement,
  The Company has paid to the Optionor $35,000 in 2011,
  The Company has paid to the Optionor $25,000 on or before the second anniversary date of the Agreement,
  The Company shall pay to Optionor $25,000 on or before the third anniversary date of the Agreement (unpaid at March 31, 2014),
  Sphere has issued to Optionor 550,000 shares of Sphere Resources, Inc. common stock,
  Sphere will issue to Optionor an additional 250,000 shares of Sphere Resources, Inc. common stock when the Company obtains a 75% in the mineral rights,
  The Company granted a 2.5% NSR for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC,
  If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

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

Results of Operations

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and For the Period July 8, 2010 (Inception of Exploration Stage) to March 31, 2014

Revenues

The Company had no revenue for the period from July 8, 2010 (inception of exploration stage) to March 31, 2014 as we are still in the exploration stage.

Operating Expenses and Other Income

For the three months ended March 31, 2014 our total operating expenses were $57,654 compared to $65,899 for the three months ended March 31, 2013 resulting in a decrease of $8,245. The decrease is attributable to decreases in general and administrative expenses of $8,245 due primarily to decreases in consulting, legal and professional fees of $6,750 and general office, travel and overhead expense of $1,495. Overall the decrease in operating expenses during the three months ended March 31, 2014 was due to the Company’s minimal cash on hand to fund general and administrative expenditures.

For the period from July 8, 2010 (inception of exploration stage) to March 31, 2014, total expenses and net loss were $18,862,832, composed of general and administrative expenses of $2,525,871, mineral exploration costs of $380,921, mineral property expenditures of $141,180, mineral property option payments of $15,344,760, impairment of mineral property costs of $104,027, and interest expense of $441,073, offset by a gain on the settlement of debts of $75,000.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2014 we were unable to fund our operations while for the three months ended March 31, 2013 we funded our operations through advances from related parties. Our principal use of funds during the three months ended March 31, 2014 has been for general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2014 compared to the three months ended March 31, 2013

As of March 31, 2014, we had cash of $278 and deficit in working capital of $684,263.  The Company generated a negative cash flow from operations of $50 for the three months ended March 31, 2014 compared to cash used in operations of $15,431 for the three months ended March 31, 2013. The negative cash flow from operating activities for the three months ended March 31, 2014 is primarily attributable to the Company's net loss from operations of $57,654, offset by depreciation of $254 and net changes in operating assets and liabilities of $57,350.  Cash used in operations for the three months ended March 31, 2013 is primarily attributable to the Company's net loss from operations of $65,899, offset by depreciation of $507 and net changes in operating assets and liabilities of $49,961.

During the three months ended March 31, 2014, the Company had no cash flows from investing or financing activities. During the three months ended March 31, 2013, the Company received advances from Sphere of $12,160, and made repayments to its President of $6,000.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended December 31, 2013 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K as filed on April 15, 2014, for a discussion of our critical accounting policies and estimates.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN GOLD LTD.

Date: May 15, 2014	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)

