Form 10-Q
period 2014-06-30
Spartan Gold Ltd.
filed 2014-08-19
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 18, 2014 the registrant had 42,335,944 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

FORM 10-Q

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$2,077	$328

Total current assets	2,077	328

Property and equipment, net	–	254

Total assets	$2,077	$582

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable (Note 3)	$207,962	$212,541
Accrued expenses (Note 3)	379,491	271,065
Due to related parties (Note 3)	178,285	143,585

Total current liabilities	765,738	627,191

Commitments (Note 5)

Stockholders' deficit (Note 4):
Common stock $.001 par value 1,000,000,000 shares authorized, 42,335,944 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	42,336	42,336
Common stock issuable, 2,500,000 shares issuable at June 30, 2014 and December 31, 2013, respectively	250,000	250,000
Common stock subscriptions receivable	(250,000)	(250,000)
Additional paid-in capital	18,344,364	18,344,364
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(18,942,230)	(18,805,178)
Total stockholders' deficit	(763,661)	(626,609)

Total liabilities and stockholders' deficit	$2,077	$582

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating expenses:
General and administrative (Note 3)	$79,398	$78,375	$137,052	$144,274
Mineral property exploration costs (Note 2)	–	(7,840)	–	(7,840)
Total operating expenses	79,398	70,535	137,052	136,434

Net loss	$(79,398)	$(70,535)	$(137,052)	$(136,434)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares oustanding during the period -
Basic and diluted	42,335,944	42,085,944	42,335,944	42,085,944

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Cash flows used in operating activities:
Net loss	$(137,052)	$(136,434)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	254	1,015
Changes in operating assets and liabilities:
Accounts payable	(4,579)	(24,197)
Accrued expenses	108,426	95,586
Net cash used in operating activities	(32,951)	(64,030)

Cash flows used in investing activities	–	–

Cash flows from financing activities:
Advances from related parties	35,700	61,500
Payments to related parties	(1,000)	(6,000)
Net cash provided by financing activities	34,700	55,500

Net increase (decrease) in cash	1,749	(8,530)

Cash at beginning of period	328	11,137

Cash at end of period	$2,077	$2,607

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

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

Exploration Stage Company

As of July 8, 2010, the Company became an “exploration stage company” as defined in the SEC Industry Guide 7, and was subject to compliance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of this quarterly report. Deficits accumulated prior to becoming an “exploration stage company” has been separately presented in the accompanying consolidated balance sheets.  To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $137,052 for the six months ended June 30, 2014 and has incurred cumulative losses since inception of the exploration stage of $18,942,230.  The Company has a stockholders’ deficit of $763,661 at June 30, 2014.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 2 – Mineral Properties

For the six months ended June 30, 2014 and 2013, the Company has not incurred any mineral property costs.  A summary by property is as follows:

	Poker Flats	Ziggurat	Arbacoochee
	Property	Property	Gold Prospect	Total

Six Months Ended June 30, 2014

Property expenditures	$–	$–	$–	$–

Exploration costs	–	–	–	–

	$–	$–	$–	$–

Six Months Ended June 30, 2013

Property expenditures	$–	$–	$–	$–

Exploration costs	(7,840)	–	–	(7,840)

	$(7,840)	$–	$–	$(7,840)

Poker Flats Property

On December 20, 2010, the Company entered into an Option and Mining Claim Acquisition Agreement (“Option Agreement”) between Mexivada Mining Corp. (“MMC”) and Sphere Resources Inc. (“Sphere”), a company with a common director with the Company. The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in certain mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property.  Resulting from the Agreement and First and Second Amendments, the Company had the following rights and obligations:

•	Issuance of 194,375 shares of common stock (issued and recorded at a fair value of $3,498,750) and 20,625 shares of common stock (issued and recorded at a fair value of $371,250) to Sphere and MMC, respectively on execution of the amended Option Agreement;
•	Issuance of a warrant to purchase 94,375 shares (recorded at a fair value of $906,000) and a warrant to purchase 20,625 shares (recorded at a fair value of $198,000) of common stock to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
•	The Company has paid to MMC $25,000 upon executing the Option Agreement;
•	Sphere is required to issue certain shares of common stock to MMC;
•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $500,000 on or before the third anniversary date of the Option Agreement, all of which will be paid by the Company;
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $250,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
•	Upon exercise of the option, the Company will assume a 75% interest in an existing Production Royalty Agreement which requires the payment of 3% Net Smelter Royalty (“NSR”) for any and all products that are produced from the Poker Flats mining claims to MMC and a 2% NSR to Sphere;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point;

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 2 – Mineral Properties (Continued)

Poker Flats Property (Continued)

•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 100% of the 2% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere.

Further, the Company paid $57,750 to Sphere and is to pay $8,250 (not paid) to MMC, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of June 30, 2014, the Company has neither filed an S-1 nor obtained such financing.

As of December 20, 2013 (the third anniversary date), the Company had only incurred $304,622 of exploration and property expenditures on the property. On March 29, 2014, the Company received a Notice of Default letter from MMC claiming that the Company did not meet its obligation in meeting the $500,000 exploration expenditure requirement per the Second Amendment and is requesting a payment of $163,600, within 30 days, to cure the claimed default. The payment was not made. The Company is currently negotiating a new agreement for the Poker Flats property under similar terms of the prior agreements; however, the outcome of the negotiations in uncertain.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property located within the Carlin Mining District in Elko County, Nevada.

Under the terms of this Agreement, the Company agreed to pay Tomera a Production Royalty of 5% of NSR, as defined in the Agreement. In order to maintain this Agreement in effect, the Company shall pay to Tomera Advance Minimum Royalty (“AMR”) payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. The Company paid, at the execution of the Agreement, $30,800 for the first year of the lease based on the 1,760 net mineral acres leased at $17.50 per acre. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The Company paid $30,800 each during the years ended December 31, 2013 and 2012, respectively, and $nil during the six months ended June 30, 2014. The term of the Agreement is for a period of ten years. The Company has the option to extend the initial term for an additional ten year period.

In connection with the Mining Lease and Agreement, the Company entered into a Surface Access and Use Agreement on April 1, 2011 with Kevin Tomera, a Nevada resident, which grants the Company general rights of ingress and egress over certain surface tracts and the right to use the surface tracts in conduct of its mineral exploration, development and mining activities. Additionally, Tomera has granted the Company an option to purchase portions of the surface tracts. Under the terms of the Surface Access and Use Agreement, the Company agrees to pay Kevin Tomera annual rental of $4.50 per acre for each acre of land included in the surface tracts. The Company paid $7,260 and $5,760 during the years ended December 31, 2013 and 2012, respectively, and $nil during the six months ended June 30, 2014. The term of the Agreement is for ten years.

Ziggurat Property

On December 27, 2010, the Company entered into an Option and Mining Claim Acquisition Agreement between MMC and Sphere. The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 2 – Mineral Properties (Continued)

Ziggurat Property (Continued)

MMC is the owner of a 100% interest in certain mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company had the following rights and obligations:

•	Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;
•	Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
•	The Company has paid to MMC $25,000 upon executing the Option Agreement;
•	The Company has paid to MMC $35,000 on May 27, 2011;
•	The Company has paid to MMC $25,000 on or before the second anniversary date of the Agreement;
•	The Company shall pay to MMC $25,000 on or before the third anniversary date of the Agreement (unpaid at June 30, 2014);
•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company;
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
•	Sphere is required to issue certain shares of common stock to MMC;
•	The Company granted a 2.5% NSR for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

Further, the Company paid $117,250 and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of June 30, 2014, the Company has neither filed the S-1 nor obtained such financing.

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

At December 31, 2010, the Company impaired the Arbacoochee Gold Prospect and $104,027 was charged to operations.

SPARTAN GOLD LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 3 – Related Party Transactions

As of June 30, 2014 and December 31, 2013, the Company owed a total of $130,585 to Sphere.  The advance is unsecured, has no repayment date, and does not bear interest.

As of December 31, 2013, the Company owed its President and Director a total of $13,000. During the six months ended June 30, 2014, the Company received $35,000 of additional advances and repaid $1,000, leaving a balance of $47,000 at June 30, 2014. The advance is unsecured, has no repayment date, and does not bear interest.

During the six months ended June 30, 2014, the Company received an advance of $700 from its Chief Financial Officer and Director. The advance is unsecured, has no repayment date, and does not bear interest.

During the six months ended June 30, 2014, the Company incurred $102,000 in accrued compensation for officers.

Accounts payable at June 30, 2014 includes $37,000 (December 31, 2013 - $31,000) of amounts due to the Company’s Chief Financial Officer for services rendered and $25,170 (December 31, 2013 - $19,139) of amounts due to four of the Company’s directors for reimbursement of rent and travel expenses. Accrued expenses at June 30, 2014 and December 31, 2013 include $357,000 and $255,000, respectively, of accrued compensation for officers.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

Note 4 – Stockholders’ Deficit

The Company’s authorized number of common shares is 1,000,000,000 with a $0.001 par value.

Warrants

The following table summarizes warrant transactions for the year ended December 31, 2013 and the six months ended June 30, 2014:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2012	2,499,975	$3.84	3.80	$–
Granted in 2013	–	$–	–	–

Outstanding at December 31, 2013	2,499,975	$3.84	2.80	$–
Granted in 2014	–	$–	–	–

Outstanding at June 30, 2014	2,499,975	$3.84	2.30	$45,000

Exercisable at June 30, 2014	2,499,975	$3.84	2.30	$45,000

Weighted Average Grant Date Fair Value		$2.09

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

June 30, 2014

(unaudited)

Note 4 – Stockholders’ Deficit (Continued)

2012 Equity Plan (Continued)

The Company has granted stock options to employees. The following summarizes option activity under the 2012 Plan for the year ended December 31, 2013 and the six months ended June 30, 2014:

		Common	Weighted
	Shares	stock	average
	available for	options	exercise
	grant	outstanding	price

Balance at December 31, 2012	750,000	4,000,000	$0.10

Options granted in 2013	–	–	–

Balance at December 31, 2013	750,000	4,000,000	$0.10

Options granted in 2014	–	–	–

Balance at June 30, 2014	750,000	4,000,000	$0.10

The following table summarizes information with respect to stock options outstanding and exercisable by employees under the 2012 Plan at June 30, 2014:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.10	4,000,000	8.50	$0.10	$–	4,000,000	$0.10	$–

Note 5 – Commitments

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

Plan of Operation

The immediate goal of Spartan’s management is to secure and augment the prospective land holdings under the Mexivada Mining Corporation option agreements located in the Carlin-Rain and Round Mountain-Northumberland Gold Trends in Nevada. We currently do not have any options for the mineral concession rights in this region, but are renegotiating an agreement for one of the properties in the region: Poker Flats, which is located near existing operations of large mining corporations and have available mining and transportation infrastructures in place.

The Poker Flats property requires geological and geochemical mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work, in order to better define future drill and exploration targets.  Our strategy, if an agreement is reached, is to advance this project to the drilling stage as aggressively as prudent financing will allow and to determine the presence of gold, silver or other precious mineral reserves.

If we are successful in doing so, we believe we can attract the attention of the existing mining companies already operating in the area or new mining companies to either enter into development agreements with us or to acquire the project from us outright.

Additionally, we are currently identifying other acquisition opportunities.

Mineral Properties

Currently, we are renegotiating an option and mining claim agreement on the Poker Flats property in the Carlin-Rain Mining District in Nevada and own the mineral rights to one property in the northeast region of Alabama.  A description of each property is summarized below:

Poker Flats Property

On December 20, 2010, we entered into an Option and Mining Claim Acquisition Agreement between Mexivada Mining Corporation (“MMC” or the “Optionor”) and Sphere.. The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in 64 lode mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property. Resulting from the Agreement and First and Second Amendments, the Company had the following rights and obligations:

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

As of December 20, 2013 (the third anniversary date), we have incurred $304,622 of exploration and property expenditures on the property. On March 29, 2014, the Company received a Notice of Default letter from MMC claiming that the Company did not meet its obligation in meeting the $500,000 exploration expenditure requirement per the amended Option and Mining Claim Acquisition Agreement and is requesting a payment of $163,600, within 30 days, to cure the claimed default. This payment was not made. We are currently negotiating a new agreement for the Poker Flats property under similar terms of the prior agreements; however, the outcome of the negotiations in uncertain.

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

Poker Flats is located approximately 20 miles south-southwest of Elko, Nevada in the Carlin-Rain Trend. Poker Flats began with 500 acres in the Carlin region which is home to some of the world's leaders in the mining industry. Neighboring mining projects north and south of Poker Flats include Newmont Mining Corporation, Gold Standard Ventures Corporation, and Premier Gold Mines Limited. The Company expanded Poker Flats to 3,600 acres in 2011, which was reduced to 3,040 acres in October, 2012. The geological mapping process is under way and an updated NI 43-101 report was completed on November 22, 2011. The new claim blocks and private mineral rights now included in the Poker Flats project are surrounded by Newmont Mining Corporation's Emigrant project on the northern border and several other productive projects including Newmont's Rain-Tess and Emigrant Mines, Premier Gold Mines Limited's Saddle gold prospect and Gold Standard Ventures Corporations' Railroad gold project.  The Company’s team has completed geological mapping and analysis, in conjunction with geophysical mapping involving gravity and magnetic survey work.

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

The Company assumed an existing mineral royalty agreement which requires the payment of 6% NSR overriding royalty for any and all precious metals that are mined, processed or recovered from the Arbacoochee Gold Prospect.

Results of Operations

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

The Company had no revenue for the three months ended June 30, 2014 and 2013, respectively as we are still in the exploration stage.

Operating Expenses

For the three months ended June 30, 2014 our total operating expenses were $79,398 compared to $70,535 for the three months ended June 30, 2013 resulting in an increase of $8,863. The increase is attributable to an increase in general and administrative expenses of $1,023 and a recovery of mineral property exploration costs of $7,840 in 2013.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues

The Company had no revenue for the six months ended June 30, 2014 and 2013, respectively as we are still in the exploration stage.

Operating Expenses

For the six months ended June 30, 2014 our total operating expenses were $137,052 compared to $136,434 for the six months ended June 30, 2013 resulting in an increase of $618. The increase is attributable to a decrease in general and administrative expenses of $7,222 offset by a recovery of mineral property exploration costs of $7,840 in 2013.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2014 and June 30, 2013, respectively, we funded our operations through advances from related parties. Our principal use of funds during the six months ended June 30, 2014 has been for general corporate expenses.

Liquidity and Capital Resources during the six months ended June 30, 2014 compared to the six months ended June 30, 2013

As of June 30, 2014, we had cash of $2,077 and deficit in working capital of $763,661.  The Company generated a negative cash flow from operations of $32,951 for the six months ended June 30, 2014 compared to cash used in operations of $64,030 for the six months ended June 30, 2013. The negative cash flow from operating activities for the six months ended June 30, 2014 is primarily attributable to the Company's net loss from operations of $137,052, offset by depreciation of $254 and net changes in operating assets and liabilities of $103,847.  Cash used in operations for the six months ended June 30, 2013 is primarily attributable to the Company's net loss from operations of $136,434, offset by depreciation of $1,015 and net changes in operating assets and liabilities of $71,389.

During the six months ended June 30, 2014 and 2013, the Company had no cash flows from investing activities.

During the six months ended June 30, 2014, the Company had cash flows from financing activities of $34,700 compared to cash flows from financing activities of $55,500 for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company received advances from related parties of $35,700, and made repayments to related parties of $1,000. During the six months ended June 30, 2013, the Company received advances from related parties of $61,500, and made repayments to related parties of $6,000.

We anticipate cash needs of approximately $125,000 annually to sustain our current level of operations. We will rely on loans and advances from our majority shareholder to fund our operations until we are able to raise capital via sales of equity or debt securities. Any such sales of equity or debt securities are not certain and may not occur.

Should we be able to raise the necessary capital, we plan to spend approximately $1,500,000 in the next twelve months to carry out exploration and administration activities on our anticipated Nevada mineral property. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

None.

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

Date: August 19, 2014	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2014	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)

