Form 10-Q
period 2014-09-30
Spartan Gold Ltd.
filed 2014-11-19
CIK 1426530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 17, 2014 the registrant had 42,335,944 shares of its Common Stock, $0.001 par value, outstanding.

SPARTAN GOLD LTD.

FORM 10-Q

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SPARTAN GOLD LTD.

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$2,018	$328

Total current assets	2,018	328

Property and equipment, net	–	254

Total assets	$2,018	$582

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$256,529	$212,541
Accrued expenses (Note 3)	433,704	271,065
Due to related parties (Note 3)	204,404	143,585

Total current liabilities	894,637	627,191

Commitments and contingencies (Note 5)

Stockholders' deficit (Note 4):
Common stock $.001 par value 1,000,000,000 shares authorized, 42,335,944 shares issued and outstanding, at September 30, 2014 and December 31, 2013	42,336	42,336
Common stock issuable, nil and 2,500,000 shares issuable at September 30, 2014 and December 31, 2013, respectively	–	250,000
Common stock subscriptions receivable	–	(250,000)
Additional paid-in capital	18,344,364	18,344,364
Deficit accumulated from prior operations	(208,131)	(208,131)
Deficit accumulated during the exploration stage	(19,071,188)	(18,805,178)
Total stockholders' deficit	(892,619)	(626,609)

Total liabilities and stockholders' deficit	$2,018	$582

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating expenses:
General and administrative (Note 3)	$76,318	$50,605	$213,370	$194,879
Mineral property expenditures (Note 2)	42,720	10,000	42,720	10,000
Mineral property exploration costs (Note 2)	9,920	11,900	9,920	4,060

Net loss	$(128,958)	$(72,505)	$(266,010)	$(208,939)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and diluted	42,335,944	42,157,140	42,335,944	42,144,552

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(266,010)	$(208,939)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	254	1,522
Changes in operating assets and liabilities:
Accounts payable	43,988	(28,658)
Accrued expenses	162,639	142,639
Net cash used in operating activities	(59,129)	(93,436)

Cash flows from financing activities:
Advances from related parties	71,739	89,400
Payments to related parties	(10,920)	(6,000)
Net cash provided by financing activities	60,819	83,400

Net increase (decrease) in cash	1,690	(10,036)

Cash at beginning of period	328	11,137

Cash at end of period	$2,018	$1,101

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:
Cancellation of stock subscriptions received for the sale of 2,500,000 common shares
Common stock issuable	$(250,000)	$–
Common stock subscriptions receivable	$250,000	$–

Stock issued for financing fees
Common stock	$–	$250
Additional paid in capital	$–	$12,250
Common stock issuable	$–	$(12,500)

See accompanying notes to consolidated financial statements.

SPARTAN GOLD LTD.

Notes to Consolidated Financial Statements

September 30, 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited consolidated financial statements should be read in conjunction with the 2013 annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2014.

Exploration Stage Company

As of July 8, 2010, the Company became an “exploration stage company” as defined in the SEC Industry Guide 7, and was subject to compliance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of its prior quarterly report. Deficits accumulated prior to becoming an “exploration stage company” has been separately presented in the accompanying consolidated balance sheets.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $266,010 for the nine months ended September 30, 2014 and has incurred cumulative losses since inception of the exploration stage of $19,071,188. The Company has a stockholders’ deficit of $892,619 at September 30, 2014.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan. No assurance can be given that the Company will be successful in these efforts.

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

SPARTAN GOLD LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 2 – Mineral Properties

A summary of costs incurred by property is as follows:

	Poker Flats	Ziggurat
	Property	Property	Total
Nine Months Ended September 30, 2014
Property expenditures	$42,720	$–	$42,720
Exploration costs	9,920	–	9,920
	$52,640	$–	$52,640
Nine Months Ended September 30, 2013
Property expenditures	$–	$10,000	$10,000
Exploration costs	2,940	1,120	4,060
	$2,940	$11,120	$14,060

Poker Flats Property

On August 22, 2014, the Company entered into an Option and Property Acquisition Agreement (the “2014 Agreement”) between Mexivada Mining Corporation (“MMC” or the “Optionor”) and Sphere Resources, Inc. (“Sphere”). The 2014 Agreement replaces a previous Option and Mining Claim Acquisition Agreement between the parties entered into on December 20, 2010 and amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”). The previous agreement expired on December 20, 2013 due to the Company not meeting its obligations under the agreement.

MMC is the owner of a 100% interest in certain mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property, subject to a 3% Net Smelter Royalty (“NSR”) on mineral production. Under the 2014 Agreement, the Company and Sphere had the following rights and obligations:

•	The Company has paid to MMC $10,000 upon executing the Option Agreement for its 2013 mining lease obligation under the previous agreement;
•	The Company will pay a one-time option payment to MMC of $10,000 on or before October 31, 2014 (unpaid);
•	The Company is obligated to pay the $10,000 annual lease payment to the owner beginning December 3, 2014;
•	Sphere is required to issue certain shares of common stock to MMC;
•	An initial 51% interest in the property will be earned upon the Company incurring and paying new exploration expenditures of $300,000 on or before December 31, 2015;
•	An additional 24% interest in the property will be earned upon the Company incurring additional exploration expenditures of $250,000 and completing and delivering to the Optionor an industry-standard mining feasibility study on or before December 31, 2017; and
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR for $1,000,000 per NSR percentage point.

Under the terms of the 2014 Agreement, Sphere is obligated to issue 750,000 common shares of Sphere within 60 days of Spartan acquiring a 51% interest in the Poker Flats Property, and 750,000 common shares of Sphere within 60 days of Spartan acquiring a total of a 75% interest in the Poker Flats Property.

SPARTAN GOLD LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 2 – Mineral Properties (Continued)

Poker Flats Property (Continued)

On August 23, 2014, in anticipation of this potential issuance of common shares by Sphere, the Company and Sphere have agreed as follows:

•	The Company grants, conveys and assigns to Sphere a 2% NSR, on its share of mineral production from the Poker Flats Property if and when there is production from the Poker Flats Property. This 2% NSR granted by the Company to Sphere on the Company's share of production from the Poker Flats Property is in addition to the 3% NSR retained by the owner of the mining claims leased to MMC, subject to the 2014 Agreement;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 100% of the 2% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by the Company and Sphere;
•	If the Company fails or is unable to exercise the option to acquire the Poker Flats Property under the 2014 Agreement, or the Company elects not to purchase the NSR granted, conveyed and assigned to Sphere, before selling and conveying the Company’s interest in the Poker Flats Property to an independent third party, such NSR held by Sphere, applicable to mineral production from the particular property, will terminate and be of no further force or effect. This provision does not apply to the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the 2014 Agreement;
•	Within 60 days upon obtaining a 51% interest in the Poker Flats Property, the Company agrees to issue 250,000 common shares of the Company to Sphere and within 60 days upon obtaining a total of a 75% interest in the Property, the Company agrees to issue an additional 250,000 common shares of the Company to Sphere; and
•	Sphere agreed that they will not pursue acquisition of other mining properties or mining development opportunities within two miles of the current boundary of the Poker Flats Property.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). The Agreement pertains to the Poker Flats property located within the Carlin Mining District in Elko County, Nevada.

Under the terms of this Agreement, the Company agreed to pay Tomera a of 5% NSR, as defined in the Agreement. In order to maintain this Agreement in effect, the Company shall pay to Tomera Advance Minimum Royalty (“AMR”) payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. The Company paid, at the execution of the Agreement, $30,800 for the first year of the lease based on the 1,760 net mineral acres leased at $17.50 per acre. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The Company paid $30,800 and $30,800 during the years ended December 31, 2013 and 2012, respectively, and $nil during the nine months ended September 30, 2014. At September 30, 2014, the Company has accrued $36,960 payable to Tomera for these AMR payments. The term of the Agreement is for a period of ten years. The Company has the option to extend the initial term for an additional ten year period.

In connection with the Agreement, the Company entered into a Surface Access and Use Agreement on April 1, 2011 with Kevin Tomera, a Nevada resident, which grants the Company general rights of ingress and egress over certain surface tracts and the right to use the surface tracts in conduct of its mineral exploration, development and mining activities. Additionally, Kevin Tomera has granted the Company an option to purchase portions of the surface tracts. Under the terms of the Surface Access and Use Agreement, the Company agrees to pay Kevin Tomera annual rental of $4.50 per acre for each acre of land included in the surface tracts. The Company paid $7,260 and $5,760 during the years ended December 31, 2013 and 2012, respectively, and $nil during the nine months ended September 30, 2014. At September 30, 2014, the Company has accrued $5,760 payable to Kevin Tomera for these surface rents. The term of the Agreement is for ten years.

SPARTAN GOLD LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 2 – Mineral Properties (Continued)

Ziggurat Property

On December 27, 2010, the Company entered into an Option and Mining Claim Acquisition Agreement (the “Option Agreement”) between MMC and Sphere.  The agreement was amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”).

MMC is the owner of a 100% interest in certain mining claims in Nye County, in the State of Nevada, known as the “Ziggurat” Property. Resulting from the Agreement and First and Second Amendments, the Company and Sphere had the following rights and obligations:

•	Issuance of 393,125 shares of common stock (issued at a fair value of $7,076,250) and 41,875 shares of common stock (issued at a fair value of $753,750) to Sphere and MMC, respectively on execution of the amended Option Agreement;
•	Issuance of a warrant to purchase 193,100 shares (recorded at a fair value of $1,853,760) and a warrant to purchase 41,875 shares (recorded at a fair value of $402,000) to Sphere and MMC, respectively, with an exercise price of $20.00 per share until March 28, 2016;
•	The Company paid to MMC $25,000 upon executing the Option Agreement;
•	The Company paid to MMC $35,000 on May 27, 2011;
•	The Company paid to MMC $25,000 on or before the second anniversary date of the Agreement;
•	The Company was to pay to MMC $25,000 on or before the third anniversary date of the Agreement;
•	An initial 51% interest in the property will be earned upon incurring exploration expenditures of $1,500,000 on or before the third anniversary date of the agreement, all of which will be paid by the Company;
•	An additional 24% interest in the property will be earned upon incurring additional exploration expenditures of $1,000,000 and completing and delivering to the Optionor an industry-standard mining feasibility study on or before the fifth anniversary date of the agreement;
•	Sphere is required to issue certain shares of common stock to MMC;
•	The Company granted a 2.5% NSR for any and all products that are produced from the Ziggurat mining claims to Sphere and a .5% NSR to MMC;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Ziggurat Property, the Company shall have the right to purchase up to 100% of the 2.5% NSR granted, conveyed and assigned by the Company to Sphere on its share of production from the Ziggurat Property, under terms to be agreed upon by the Company and Sphere.

Further, the Company paid $117,250 and $16,750 (not paid) to Sphere and MMC, respectively, of which 50% is to be paid within 60 days after the effective date of a S-1 to be filed with the SEC and the remainder after such date of the Company obtaining financing of $2,000,000. As of September 30, 2014, the Company has neither filed the S-1 nor obtained such financing.

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

SPARTAN GOLD LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 3 – Related Party Transactions

As of September 30, 2014 and December 31, 2013, the Company owed a total of $150,585 and $130,585, respectively, to Sphere. The advance is included in due to related parties and is unsecured, has no repayment date, and does not bear interest.

As of December 31, 2013, the Company owed its President and Director a total of $13,000. During the nine months ended September 30, 2014, the Company received $36,369 of additional advances and repaid $1,000, leaving a balance of $48,369 at September 30, 2014. The advance is included in due to related parties and is unsecured, has no repayment date, and does not bear interest.

During the nine months ended September 30, 2014, the Company received an advance of $700 from its Chief Financial Officer and Director. The advance is included in due to related parties and is unsecured, has no repayment date, and does not bear interest.

During the nine months ended September 30, 2014, the Company received advances of $14,670 from a Director and repaid $9,920, leaving a balance of $4,750 at September 30, 2014. The advance is included in due to related parties and is unsecured, has no repayment date, and does not bear interest.

Accounts payable at September 30, 2014 includes $40,000 (December 31, 2013 - $31,000) of amounts due to the Company’s Chief Financial Officer for services rendered and $26,054 (December 31, 2013 - $19,139) of amounts due to four of the Company’s directors for reimbursement of rent and travel expenses. Accrued expenses at September 30, 2014 and December 31, 2013 include $408,000 and $255,000, respectively, of accrued compensation for officers.

Note 4 – Stockholders’ Deficit

The Company’s authorized number of common shares is 1,000,000,000 with a $0.001 par value.

Warrants

The following table summarizes warrant transactions for the year ended December 31, 2013 and the nine months ended September 30, 2014:

	Number	exercise	contracted	intrinsic
	of warrants	price	term (years)	value

Outstanding at December 31, 2012	2,499,975	$3.84	3.80	$–
Granted in 2013	–	$–	–	–

Outstanding at December 31, 2013	2,499,975	$3.84	2.80	$–
Granted in 2014	–	$–	–	–

Outstanding at September 30, 2014	2,499,975	$3.84	2.05	$–

Exercisable at September 30, 2014	2,499,975	$3.84	2.05	$–

Weighted Average Grant Date Fair Value		$2.09

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

SPARTAN GOLD LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 4 – Stockholders’ Deficit (Continued)

2012 Equity Plan (Continued)

The Company has granted stock options to employees. The following summarizes option activity under the 2012 Plan for the year ended December 31, 2013 and the nine months ended September 30, 2014:

		Common	Weighted
	Shares	stock	average
	available for	options	exercise
	grant	outstanding	price

Balance at December 31, 2012	750,000	4,000,000	$0.10

Options granted in 2013	–	–	–

Balance at December 31, 2013	750,000	4,000,000	$0.10

Options granted in 2014	–	–	–

Balance at September 30, 2014	750,000	4,000,000	$0.10

The following table summarizes information with respect to stock options outstanding and exercisable by employees under the 2012 Plan at September 30, 2014:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.10	4,000,000	8.25	$ 0.10	$–	4,000,000	$ 0.10	$–

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

Company Overview

Spartan Gold Ltd. (the "Company", “Spartan”, “we”, “us” or “our”) is a U.S. based junior gold exploration company with gold exploration and development activities centered in the Carlin-Rain Gold Trend in Nevada.

This region is endowed with major gold deposits operated by many of the world leaders in the mining industry. Major mining projects in the Carlin Trend are currently operated by Newmont Mining Corporation (trading on the NYSE) to the north and west of the Poker Flats prospects.  The Company also has mining interests in the northeast region of Alabama in the historical Arbacoochee Mining District. The Company is currently pursuing opportunities for several acquisition targets around the world and focusing on operational plans for current projects. The directors, management and advisers of Spartan Gold have over 90 years of combined experience in the exploration and development of global mining projects.

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

Plan of Operation

The immediate goal of Spartan’s management is to secure and augment the prospective land holdings under the Mexivada Mining Corporation (“MMC”) option agreement located in the Carlin-Rain Gold Trend in Nevada.

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

Mineral Properties

Currently, we have an option and property acquisition agreement on the Poker Flats property in the Carlin-Rain Mining District in Nevada and own the mineral rights to one property in the northeast region of Alabama. A description of each property is summarized below:

Poker Flats Property

On August 22, 2014, the Company entered into an Option and Property Acquisition Agreement (the “2014 Agreement”) between Mexivada Mining Corporation (“MMC” or the “Optionor”) and Sphere Resources, Inc. (“Sphere”). The 2014 Agreement replaces a previous Option and Mining Claim Acquisition Agreement between the parties entered into on December 20, 2010 and amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”). The previous agreement expired on December 20, 2013 due to the Company not meeting its obligations under the agreement.

MMC is the owner of a 100% interest in certain mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property. Under the 2014 Agreement, the Company had the following rights and obligations:

•	The Company has paid to MMC $10,000 upon executing the Option Agreement for its 2013 mining lease obligation under the previous agreement;
•	The Company will pay a one-time option payment to MMC of $10,000 on or before October 31, 2014;
•	The Company is obligated to pay the $10,000 annual lease payment to the owner beginning December 3, 2014;
•	Sphere is required to issue certain shares of common stock to MMC;
13

•	An initial 51% interest in the property will be earned upon the Company incurring and paying new exploration expenditures of $300,000 on or before December 31, 2015;
•	An additional 24% interest in the property will be earned upon the Company incurring additional exploration expenditures of $250,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before December 31, 2017;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point;

On August 23, 2014, the Company entered into an Agreement for Grant of NSR Production Royalty and Share Issue with Sphere. Under the terms of the 2014 Agreement, Sphere is obligated to issue 750,000 common shares of Sphere within 60 days of Spartan acquiring a 51% interest in the Property, and 750,000 common shares of Sphere within 60 days of Spartan acquiring a total of a 75% interest in the Property.

In consideration of this potential issuance of common shares by Sphere, the parties have agreed as follows:

•	Spartan grants, conveys and assigns to Sphere a two percent (2%) Net Smelter Returns (NSR) Production Royalty, to be calculated in the same manner as the “Net Smelter Returns Production Royalty” defined in the 2014 Agreement, on its share of mineral production from the Poker Flats Property if and when there is production from the Poker Flats Property. This 2% NSR Production Royalty granted by Spartan to Sphere on Spartan's share of production from the Poker Flats Property is in addition to the three percent (3%) NSR Production Royalty retained by the owner of the mining claims leased to Mexivada and Area of Interest defined therein, subject to the 2014 Agreement.
•	If and when Spartan elects to sell and convey all or a portion of its interest in the Poker Flats Property, Spartan shall have the right to purchase up to one hundred percent (100%) of the two percent (2%) NSR Production Royalty granted, conveyed and assigned by Spartan to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by Spartan and Sphere.
•	It is understood and agreed among the Parties that if Spartan fails or is unable to exercise the option to acquire the Poker Flats Property under the 2014 Agreement, or Spartan elects not to purchase the NSR Production Royalty granted, conveyed and assigned to Sphere, before selling and conveying Spartan’s interest in the Poker Flats Property to an independent third party, such NSR Production Royalty held by Sphere, applicable to mineral production from the particular property, will terminate and be of no further force or effect. This provision does not apply to the three percent (3%) NSR Production Royalty on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the 2014 Agreement.
•	Within 60 days upon obtaining a 51% interest in the Property, Spartan agrees to issue 250,000 common shares of Spartan to Sphere and within 60 days upon obtaining a total of a 75% interest in the Property, Spartan agrees to issue an additional 250,000 common shares of Spartan to Sphere.
•	Sphere agrees that they will not pursue acquisition of other mining properties or mining development opportunities within two (2) miles of the current boundary of the Poker Flats Property. It is agreed that Sphere may engage in acquisition of mining properties or mining development opportunities in other geographical areas should such opportunities arise.

On April 1, 2011, the Company entered into a Mining Lease and Agreement (the “Agreement”) with K & K Tomera Lands, LLC, a Nevada Limited Liability Company (“Tomera”). This Mining Lease and Agreement pertains to the Poker Flats property located within the Carlin Mining District in Elko County, Nevada.

Under the terms of this Agreement, the Company agreed to pay Tomera a Production Royalty of 5% of NSR, as defined in the Agreement. In order to maintain this Agreement in effect, the Company shall pay to Tomera Advance Minimum Royalty (“AMR”) payments. AMR payments are calculated based on the net mineral acres leased on an annual basis. The Company paid, at the execution of the Agreement, $30,800 for the first year of the lease based on the 1,760 net mineral acres leased at $17.50 per acre. Future AMR payments, on a per net mineral acre basis, are: $17.50 per acre on the first and second anniversaries of the Agreement, $21.00 per acre on the third and fourth anniversaries, $24.50 per acre on the fifth and sixth anniversaries, and $28.00 per acre on the seventh and any subsequent anniversaries. The Company paid $30,800 and $30,800 during the years ended December 31, 2013 and 2012, respectively, and $nil during the nine months ended September 30, 2014. The term of the Agreement is for a period of ten years. The Company has the option to extend the initial term for an additional ten year period.

In connection with the Mining Lease and Agreement, the Company entered into a Surface Access and Use Agreement on April 1, 2011 with Kevin Tomera, a Nevada resident, which grants the Company general rights of ingress and egress over certain surface tracts and the right to use the surface tracts in conduct of its mineral exploration, development and mining activities. Additionally, Tomera has granted the Company an option to purchase portions of the surface tracts. Under the terms of the Surface Access and Use Agreement, the Company agrees to pay Kevin Tomera annual rental of $4.50 per acre for each acre of land included in the surface tracts. The Company paid $7,260 and $5,760 during the years ended December 31, 2013 and 2012, respectively, and $nil during the nine months ended September 30, 2014. The term of the Agreement is for ten years.

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

Results of Operations

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

The Company had no revenue for the three months ended September 30, 2014 and 2013, respectively as we are still in the exploration stage.

Operating Expenses

For the three months ended September 30, 2014 our total operating expenses were $128,958 compared to $72,505 for the nine months ended September 30, 2013 resulting in an increase of $56,453. The increase is attributable to an increase in general and administrative expenses of $25,713, offset by an increase in mineral property expenditures of $32,720, offset by a decrease in mineral property exploration costs of $1,980.

For the nine months ended September 30, 2014 compared to the nine months ended September 30,

Revenues

The Company had no revenue for the nine months ended September 30, 2014 and 2013, respectively as we are still in the exploration stage.

Operating Expenses

For the nine months ended September 30, 2014 our total operating expenses were $266,010 compared to $208,939 for the nine months ended September 30, 2013 resulting in an increase of $57,071. The increase is attributable to increases in general and administrative expenses of $18,491, mineral property expenditures of $32,720, and mineral property exploration costs of $5,860.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2014 and September 30, 2013, respectively, we funded our operations through advances from related parties. Our principal use of funds during the nine months ended September 30, 2014 has been for general corporate expenses and mineral property exploration costs.

Liquidity and Capital Resources during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

As of September 30, 2014, we had cash of $2,018 and deficit in working capital of $892,619. The Company generated a negative cash flow from operations of $59,129 for the nine months ended September 30, 2014 compared to cash used in operations of $93,436 for the nine months ended September 30, 2013. The negative cash flow from operating activities for the nine months ended September 30, 2014 is primarily attributable to the Company's net loss from operations of $266,010, offset by depreciation of $254 and net changes in operating assets and liabilities of $206,627. Cash used in operations for the nine months ended September 30, 2013 is primarily attributable to the Company's net loss from operations of $208,939, offset by depreciation of $1,522 and net changes in operating assets and liabilities of $113,981.

During the nine months ended September 30, 2014 and 2013, the Company had no cash flows from investing activities.

During the nine months ended September 30, 2014, the Company had cash flows from financing activities of $60,819 compares to cash flows from financing activities of $83,400 for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the Company received advances from related parties of $71,739, and made repayments to related parties of $10,920. During the nine months ended September 30, 2013, the Company received advances from related parties of $89,400, and made repayments to related parties of $6,000.

We anticipate cash needs of approximately $125,000 to sustain our current level of operations. We will rely on loans and advances from our majority shareholder to fund our operations until we are able to raise capital via sales of equity or debt securities. Any such sales of equity or debt securities are not certain and may not occur.

Should we be able to raise the necessary capital, we plan to spend approximately $750,000 in the next twelve months to carry out exploration and administration activities on our anticipated Nevada mineral property. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

Item 5. Other Information.

Item 1.01 Entry into a Material Definite Agreement.

Option and Property Acquisition Agreement

On August 22, 2014, Spartan Gold Ltd., (“the Company”) entered into an Option and Property Acquisition Agreement between Mexivada Mining Corporation (“MMC” or the “Optionor”) and Sphere Resources, Inc. (“Sphere”). The Agreement replaces a previous Option and Mining Claim Acquisition Agreement between the parties entered into on December 20, 2010 and amended on March 28, 2011 (the “First Amendment”) and further amended on December 22, 2011 (the “Second Amendment”). The previous agreement expired on December 20, 2013.

MMC is the owner of a 100% interest in certain mining claims located in the Carlin Mining District in Elko County Nevada, known as the “Poker Flats” Property. Under the 2014 Agreement, the Company had the following rights and obligations:

•	The Company has paid to MMC $10,000 upon executing the Option Agreement for its 2013 mining lease obligation under the previous agreement;
•	The Company will pay a one-time option payment to MMC of $10,000 on or before October 31, 2014;
•	The Company is obligated to pay the $10,000 annual lease payment to the owner beginning December 3, 2014;
•	Sphere is required to issue certain shares of common stock to MMC;
•	An initial 51% interest in the property will be earned upon the Company incurring and paying new exploration expenditures of $300,000 on or before December 31, 2015;
•	An additional 24% interest in the property will be earned upon the Company incurring additional exploration expenditures of $250,000 and completing and delivering to Optionor an industry-standard mining feasibility study on or before December 31, 2017;
•	If and when the Company elects to sell and convey all or a portion of its interest in the Poker Flats Property, the Company shall have the right to purchase up to 75% and MMC shall have the right to purchase up to 25% of the 3% NSR on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the Poker Flats Option Agreement, for one million U.S. dollars (U.S. $1,000,000) per NSR percentage point;

Agreement for Grant of NSR Production Royalty and Share Issue

On August 23, 2014, Spartan Gold Ltd., (“the Company”) entered into an Agreement for Grant of NSR Production Royalty and Share Issue with Sphere Resources, Inc. (“Sphere”). Under the terms of the Option and Property Acquisition Agreement between the Company, Mexivada Mining Corporation (“MMC”) and Sphere, Sphere is obligated to issue 750,000 common shares of Sphere within 60 days of the Company acquiring a 51% interest in the Property, and 750,000 common shares of Sphere within 60 days of the Company acquiring a total of a 75% interest in the Property.

In consideration of this potential issuance of common shares by Sphere, the parties have agreed as follows:

•	Spartan grants, conveys and assigns to Sphere a two percent (2%) Net Smelter Returns (NSR) Production Royalty, to be calculated in the same manner as the “Net Smelter Returns Production Royalty” defined in the 2014 Agreement, on its share of mineral production from the Poker Flats Property if and when there is production from the Poker Flats Property. This 2% NSR Production Royalty granted by Spartan to Sphere on Spartan's share of production from the Poker Flats Property is in addition to the three percent (3%) NSR Production Royalty retained by the owner of the mining claims leased to Mexivada and Area of Interest defined therein, subject to the 2014 Agreement.
•	If and when Spartan elects to sell and convey all or a portion of its interest in the Poker Flats Property, Spartan shall have the right to purchase up to one hundred percent (100%) of the two percent (2%) NSR Production Royalty granted, conveyed and assigned by Spartan to Sphere on its share of production from the Poker Flats Property, under terms to be agreed upon by Spartan and Sphere.
•	It is understood and agreed among the Parties that if Spartan fails or is unable to exercise the option to acquire the Poker Flats Property under the 2014 Agreement, or Spartan elects not to purchase the NSR Production Royalty granted, conveyed and assigned to Sphere, before selling and conveying Spartan’s interest in the Poker Flats Property to an independent third party, such NSR Production Royalty held by Sphere, applicable to mineral production from the particular property, will terminate and be of no further force or effect. This provision does not apply to the three percent (3%) NSR Production Royalty on mineral production from the Poker Flats Property retained by the owner of the mining claims subject to the 2014 Agreement.
•	Within 60 days upon obtaining a 51% interest in the Property, Spartan agrees to issue 250,000 common shares of Spartan to Sphere and within 60 days upon obtaining a total of a 75% interest in the Property, Spartan agrees to issue an additional 250,000 common shares of Spartan to Sphere.
•	Sphere agrees that they will not pursue acquisition of other mining properties or mining development opportunities within two (2) miles of the current boundary of the Poker Flats Property. It is agreed that Sphere may engage in acquisition of mining properties or mining development opportunities in other geographical areas should such opportunities arise.

Item 6. Exhibits

Exhibit 10.1	Option and Property Acquisition Agreement between Mexivada Mining Corporation, Spartan Gold, Ltd., and Sphere Resources Inc. dated August 22, 2014
Exhibit 10.2	Agreement for Grant of NSR Production Royalty and Share Issue between Spartan Gold, Ltd. And Sphere Resources, Inc. dated August 23, 2014.
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2014	By: /s/ Malcolm Stevens
Malcolm Stevens
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2014	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)

